Form 10-K
period 2018-12-31
AGILITI, INC. \DE
filed 2019-03-08
CIK 1749704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2018

or

☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission File Number: 132-02824

AGILITI, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-1608463
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6625 West 78th Street, Suite 300

Minneapolis, Minnesota 55439-2604

(Address of principal executive offices, including zip code)

(952) 893-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(s) of the Exhange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant was formed on August 1, 2018 in connection with the business combination between Federal Street Acquisition Corp. and Agiliti Holdco, Inc. The registrant’s common stock is not listed on a  stock exchange or on an over-the-counter market. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2018 or as of the date of this report.

The number of shares of common stock, $0.0001 par value, outstanding as of March 8, 2019 was 98,939,072.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AGILITI, INC.

Introductory Note

Agiliti, Inc., a Delaware corporation (“Agiliti”) was formed on August 1, 2018.

On January 4, 2019, Agiliti consummated its business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2018 (“A&R Merger Agreement”), by and among Federal Street Acquisition Corp., a special purpose acquisition company affiliated with Thomas H. Lee Partners, L.P. (“FSAC”), Agiliti, Umpire SPAC Merger Sub, Inc., a Delaware corporation, Umpire Cash Merger Sub, Inc., a Delaware corporation, Agiliti Holdco, Inc. (previously known as UHS Holdco, Inc.), a Delaware corporation (“Agiliti Holdco” or “Parent”), solely in their capacities as Majority Stockholders, IPC/UHS, L.P. (“IPC/UHS”) and IPC/UHS Co-Investment Partners, L.P., each a Delaware limited partnership, solely in its capacity as the Stockholders’ Representative, IPC/UHS, and solely for the purposes stated therein, Umpire Equity Merger Sub, Inc., a Delaware corporation. The A&R Merger Agreement amended and restated the Agreement and Plan of Merger dated as of August 13, 2018. Pursuant to the A&R Merger Agreement, (i) FSAC became a wholly owned subsidiary of Agiliti and the holders of Class A common stock, par value $0.0001 per share, of FSAC (the “FSAC Class A Common Stock”) received shares of common stock, par value $0.0001 per share, of Agiliti (the “Agiliti Common Stock” or “Common Stock”); and (ii) Agiliti Holdco became a wholly owned subsidiary of FSAC and the equityholders of Agiliti Holdco received cash and/or shares of Agiliti Common Stock and/or fully-vested options to purchase shares of Agiliti Common Stock as merger consideration (the transactions contemplated by the A&R Merger Agreement are referred to herein as the “Business Combination”). Upon the closing of the Business Combination due to the level of redemptions by FSAC’s public stockholders, Agiliti was unable to comply with the requirements to list on a national stock exchange, and therefore, the Agiliti Common Stock is not listed on a national securities exchange and Agiliti did not become subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Following the filing of this Annual Report on Form 10-K, we do not anticipate filing any reports with the Securities and Exchange Commission (the “SEC”).

On December 3, 2018, prior to the closing of the Business Combination, Agiliti Holdco changed its legal name from UHS Holdco, Inc. to Agiliti Holdco, Inc., and its operating subsidiary changed its legal name from Universal Hospital Services, Inc., to Agiliti Health, Inc. (“Agiliti Health”).

At December 31, 2018, Agiliti had no assets, no operations and only nominal capitalization. The historical financial information herein reflects the results of operation and financial position of Agiliti Health for all periods presented.

Unless otherwise specified in this Annual Report on Form 10-K, the terms, “we”, “our”, “us” and the “Company” refer to Agiliti Health or Agiliti Holdco prior to the closing of the Business Combination and Agiliti following the Business Combination.

PART I

ITEM 1:  Business

OUR COMPANY

We are a leading nationwide provider of end-to-end healthcare technology management and service solutions to the United States healthcare industry. We provide customers with access to high quality healthcare technology and implement comprehensive medical equipment management and service solutions to reduce capital and operating expenses, increase medical equipment and staff productivity and support improved patient safety and outcomes.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. As of December 31, 2018, all of our outstanding capital stock was owned by Parent, which acquired the Company in a recapitalization in May 2007 (the “Transaction”). Following the Business Combination, Parent is controlled by THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P. (“THL Stockholder”).

As of December 31, 2018,  we owned or managed more than 850,000 units of medical equipment consisting of over 350,000 units (including accessories) of owned medical equipment and over 500,000 units of customer-owned equipment. Our diverse customer base includes approximately 7,000 active national, regional and local acute care hospitals and alternate site providers (such as long-term acute care hospitals, skilled nursing facilities, surgery centers, specialty hospitals and home care providers). We also have relationships with more than 200 medical device manufacturers, many of the nation's largest group purchasing organizations ("GPOs") and many health system integrated delivery networks ("IDNs"). We deliver our solutions through our nationwide network of 86 service centers and five Centers of Excellence. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

Historically, the Company reported under three segments: Medical Equipment Solutions, Clinical Engineering Solutions and Surgical Services. Medical Equipment Solutions included supplemental and peak needs equipment usage solutions, customized equipment agreement solutions, 360 on-site equipment management solutions, specialty medical equipment sales, distribution and disposable sales. Clinical Engineering Solutions included supplemental maintenance, repair and remediation solutions, on-site biomed services, healthcare technology solutions, federal governmental services and clinical engineering capital sales. Surgical Services included on-demand and scheduled equipment usage solutions, on-site solutions for hospital and multi-facility health systems, and disposable only sales.

Effective January 1, 2018, the Company changed its segment reporting to report its financial information under one reporting segment. The change in reporting was made to conform to the way the Company currently manages and executes the strategy and operations of the business. Specifically, the chief operating decision maker ("CODM") makes operating decisions and assesses performance using discrete financial information from one reportable segment, as our resources and infrastructure are shared, and as our go-to-market strategy has evolved with the introduction and validation of our Equipment Value Management ("EVM") solution strategy. Current financial information is based upon the transformation of the business model and the development of the Company's commercial framework, EVM—an end-to-end approach to medical equipment management that helps hospitals recover cost and time that today are wasted through inefficient medical equipment processes. EVM integrates customers supply chain, patient care and clinical engineering teams, connecting these siloed groups to streamline processes to improve stakeholder productivity and satisfaction while optimizing equipment utilization and lowering the total cost of ownership. EVM provides the customer with the equipment they need, when they need it, with assurances that the assets are serviced to the highest quality standards in the industry. EVM combines the capabilities of all our service offerings. Further, the Company maintains a similar complement of services, type of customer for its services, method of distribution for its services, and operates within a similar regulatory environment in the United States. Accordingly, the Company migrated to a consolidated, single-segment reporting model that reflects its strategy and business operations. Finally, the Company analyzed its goodwill for potential impairment before and after the change in reporting units and concluded that there was no impairment.

The presentation of one reporting segment resulted in disaggregated revenue categories of Equipment Solutions, which includes supplemental and peak needs usage solutions, surgical services on-demand and scheduled usage solutions, specialty medical equipment sales, distribution and disposable sales, clinical engineering capital sales and surgical disposable only sales; Clinical Engineering, which includes supplemental maintenance, repair and remediation solutions, on-site biomed services, healthcare technology solutions and federal governmental services; and On-Site Managed Services, which includes 360 on-site managed solutions and surgical services on-site solutions for hospital and multi-facility health systems.

The Company operates in one geographic region—the United States. As the Company now reports as one segment which equals its total results as reflected in the Consolidated Statement of Operations, restatement of prior periods was not necessary.

Our service solutions consist of Equipment Solutions, Clinical Engineering Solutions and On-Site Managed Services.

Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to approximately 7,000 acute care hospitals and alternate site providers in the U.S., including some of the nation's premier healthcare institutions. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with the preeminent GPOs supplying hospital systems and alternate site facilities. We consistently achieve high customer satisfaction ratings for excellent service by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive quality management system (QMS) based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures our customers have access to patient-ready equipment in support of provider goals to ensure optimal patient safety and outcomes.

Clinical Engineering Solutions: Clinical Engineering Solutions provides maintenance, repair and remediation solutions for all types of medical equipment,  including general biomedical equipment and diagnostic imaging equipment,  through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment backlog, assist with remediation and regulatory reporting and temporarily fill open positions. With our outsourced offering, we assume full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We can leverage more than 400 technical resources from our 86 local market service centers and five Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We utilize flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced solution during peak work load. We contract our Clinical Engineering Solutions with acute care and alternate site facilities across the U.S., as well as with the federal government and many medical device manufacturers that require a broad logistical footprint to support their large-scale service needs.

On-Site Managed Services: On-Site Managed "360" Services are comprehensive programs that assume full responsibility for the management, processing and logistics of medical equipment at customer facilities and IDNs, with the added benefit of enhancing equipment utilization and freeing up non-value added clinician time for patient care. This solution monitors and adjusts equipment quantities to meet fluctuations in patient census and acuity. Our employees work on-site in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used properly to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. We provide On-Site Managed Services in both our legacy Asset360 (A360) programs (utilizing our-owned equipment) and our faster growing Managed360 (M360) programs (managing customer-owned equipment).

VALUE OF OUR SOLUTIONS

Our solutions enable healthcare providers to replace the fixed costs of owning and/or leasing medical equipment with variable costs that are more closely related to their patient census and patient acuity. Our services can also eliminate significant capital costs associated with equipment acquisitions and liability associated with equipment ownership.  By partnering with us, our customers have the benefits of:

•	optimized utilization of both customer-owned and rental equipment;
•	lower overall total cost of equipment ownership by combining our solutions to solve challenges in the end-to-end equipment management process;
•	optimized management of customer-owned equipment through tracking, monitoring, processing, maintaining, and ensuring equipment is safety-checked and available for use;
•	reduced maintenance and management costs through the use of our proprietary technology, flexible staffing model, equipment capabilities and diverse skill mix of knowledgeable equipment technicians;
•	lower service costs achieved by utilizing the specialized skill of our technicians to service equipment based on the required technical expertise;

•	increased productivity and satisfaction among nursing staff achieved by eliminating certain non-clinical work tasks, allowing caregivers more time to focus on patient care responsibilities;
•	increased productivity and satisfaction among clinical engineering staff by reducing administrative tasks such as searching for equipment and managing vendors;
•	decreased time to therapy for patients at risk for falls, skin breakdown and bariatric safety by expediting delivery of therapeutic equipment direct to the patient room;
•	our ability to mitigate the risks and costs associated with product recalls or modifications;
•	access to our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment;
•	access to new moveable medical equipment, surgical equipment and next generation technology without the expense of acquisition on a pay-per-procedure basis;
•	assistance with capital planning, vendor management and regulatory compliance;
•	reduced equipment obsolescence risk; and
•	compliance with regulatory and recordkeeping requirements and adherence to manufacturers' specifications on the processing and maintenance of medical equipment.

In addition to providing significant flexibility, we employ technical, clinical and financial specialists that directly interact with our customers to ensure we are optimizing our equipment outsourcing solutions. We believe that these experts enhance our ability to deliver on the above-specified benefits to our customers.

BUSINESS OPERATIONS

Service Centers

As of December 31, 2018, we operated 86 local market service centers which allow us to provide our end-to-end healthcare technology management and service solutions to customers in virtually all markets throughout the United States.  Each service center is responsible for supporting the equipment management needs of its local healthcare market across all sites of care.  Each service center maintains an inventory of locally demanded equipment, parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a local service center can draw upon the resources of our other service centers.  With access to more than 850,000 owned or managed units of medical equipment available for customer use as of December 31, 2018, we can most often obtain the necessary equipment within 24 hours.

Depending on market size and demands, our service centers are staffed by multi-disciplined teams of sales professionals, service representatives, customer service technicians, clinical engineering (biomedical) equipment technicians and surgical services technologists trained to deliver on our complete portfolio of customer solutions. Employees providing resident-based services through our on-site managed programs are supported by local site managers and/or the service centers in the markets where those customers are located.

Centers of Excellence

Our local market service center network is supported by five strategically located Centers of Excellence.  These centers focus on providing highly specialized clinical engineering service and support.  The Centers of Excellence also provide overflow support, technical expertise, training programs and specialized service functions for our local service centers.  All specialized depot work required by our manufacturer customers resides within these Centers of Excellence.  All five of our Centers of Excellence are certified as being in compliance with the International Organization for Standardization (“ISO”) 13485:2016 as a quality commitment to our customers.

Centralized Functions

Our corporate office is located in Minneapolis, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization and to maximize our operating efficiencies and uniformity of service.  Some of the critical aspects of our business centralized within our corporate office include contract administration, marketing, purchasing, pricing, logistics, accounting and information technology.

Medical Equipment Fleet

We acquire or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, infusion therapy, newborn care, critical care, patient monitors, specialty beds and therapy surfaces (which includes fall management equipment, bariatrics equipment,  pressure area management and wound therapy equipment, stretchers and wheelchairs) and surgical equipment. We believe we maintain one of the most technologically advanced and comprehensive equipment fleets in the industry, routinely acquiring new and certified pre-owned equipment to enhance our fleet.  Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet.  In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence. During the year ended December 31, 2018, we owned or managed more than 850,000 units of medical equipment available for use by our customers.

In 2018, our ten largest manufacturers of medical equipment supplied approximately 73% (measured in dollars spent) of our direct medical equipment purchases.  In 2018, three of our largest medical equipment suppliers accounted for approximately 42% of our medical equipment purchases (measured in dollars spent).

We seek to ensure availability of equipment at favorable prices. We generally do not enter into long-term fixed price contracts with suppliers of our equipment.  We may receive price discounts related to the volume and timing of our purchases. The purchase price we pay for equipment generally ranges from $1,000 to $42,000 per item for general medical equipment and up to $550,000 per item for surgical equipment.

COMPETITIVE STRENGTHS

We believe our business model presents an attractive value proposition to our customers and that our end-to-end Equipment Value Management (EVM) solution has contributed to our growth in recent years. Our unique solution for end-to-end medical equipment management, delivered through our nationwide service and logistics infrastructure, differentiates us in the marketplace and is without comparable peer. We believe our more than 75 years of experience, our nationwide operating footprint and our reputation for service excellence has earned us a leading position in our industry.

We attribute our historical success to, and believe that our potential for future growth comes from, the following strengths:

Unique position in healthcare.  We believe we are unique in providing the largest breadth and depth of comprehensive healthcare technology management and service solutions to the U.S. healthcare industry.  While some competitors may offer products and services in various stages of the equipment lifecycle, we believe we are the only company that provides a comprehensive, end-to-end equipment management approach that solves significant challenges caused by a fragmented equipment management process across multiple hospital departments, including nursing, supply chain,  clinical engineering and information technology.  Our extensive relationships with approximately 7,000 hospitals and alternate site providers, more than 200 medical device manufacturers and many of the nation’s largest GPOs and IDNs, of which many are long-standing, present a unique position and value proposition in the healthcare arena.

We are uniquely positioned in the healthcare industry as a result of our:

•	investment in our large and modern fleet of medical equipment;
•	diversified product offering and customized end-to-end solutions that connect to provide greater customer value;
•	nationwide infrastructure for service and logistics;
•	ability to provide skilled, supplemental labor for customers, when needed;
•	proprietary healthcare technology management software and tools;
•	commitment to quality, patient safety and customer service;
•	extensive knowledge and experience in acquiring, managing and maintaining medical equipment;

•	ability to optimize the utilization of both our-owned and customer-owned equipment;
•	expertise in helping customers right-size and effectively manage their owned medical equipment inventories;
•	rapid deployment of our on-site managed and clinical engineering outsourced services;
•	team of technical, clinical, and financial experts; and
•	performance and reliability in critical and peak census times of need by our customers.

Large, modern equipment fleet.  We own or manage an extensive, modern fleet of medical equipment, which during the year ended December 31, 2018, consisted of more than 850,000 units available for use to our customers. This equipment fleet, along with our quality assurance programs, places us in a unique position to service “high end” acute care hospitals, such as teaching, research or specialty institutions that demand access to current and preferred technologies to meet the complex needs of their patients.

Nationwide infrastructure.  We have a broad, nationwide staff, facility, and vehicle service network coupled with focused and customized operations at the local level. Our extensive network of service centers and Centers of Excellence and our 24-hours-a-day, 365 days-a-year service capabilities enable us to compete effectively for large, national contracts as well as drive growth regionally and locally.

Proprietary software and asset management tools.  We have used our more than 75 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools.  These tools have allowed us to become a leader in meeting the demands of customers by delivering sophisticated on-site managed services that we use to drive cost efficiencies and equipment productivity, while supporting the needs of caregivers.  We believe that our continued and significant investment in new tools and technology will help us to continue to distinguish our offerings to the healthcare industry.

Superior customer service.  We believe we have a long-standing reputation among our customers for outstanding service and quality.  This reputation is largely due to our strong customer service culture, which is continuously reinforced by management’s commitment to, and significant investment in, hiring and training resources.  We strive to seamlessly integrate our employees and solutions into the operations of our customers.  Our aggressive focus on the overall customer experience has helped us achieve a high customer retention rate and high customer satisfaction ratings.

Proven management team.  We have an industry leading management team with significant depth of experience.  Our management team has successfully supervised the development of our competitive strategy, continually enhanced and expanded our service and product offerings, reinforced our nationwide operating footprint and furthered our reputation as an industry leader in our category.

Industry with favorable fundamentals.  Our business benefits from the overall favorable trends in healthcare in general and our service solutions in particular.  There is a fundamental shift in the needs of hospitals and alternate site providers from supplemental and peak needs supply of medical equipment to full, on-site managed solutions.  This move to full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology.  The strong fundamentals in our service solutions are being driven by the following trends:

•

Focus on reducing costs and increasing operational efficiency. Hospitals and other healthcare facilities continue to experience substantial change in the healthcare market and are consistently looking for ways to save capital, reduce operating expenses and become more operationally efficient.  We expect these pressures to continue in the future, and believe that we will always be on the right side of healthcare reform.  Our comprehensive, end-to-end solutions offer customers a way to realize costs savings and operational improvements, thereby improving their organizational efficiency and financial viability.

•

Demand for better patient safety and outcomes.  Hospitals across the United States are focused on improving patient safety and outcomes, which includes efforts to minimize hospital-acquired conditions (e.g. patient falls and pressure injuries) and increasing nursing time at the patient bedside.  Hospitals turn to us to assist them in managing their equipment to help them to minimize these incidents and ensure equipment is available when and where it is needed for patient care, thereby improving patient safety and time to therapy, and supporting optimal patient outcomes.

•

Caregiver retention and satisfaction.  Hospitals continue to experience nursing and other caregiver retention and job satisfaction pressures. Adding non-patient care duties, such as searching for, cleaning and managing equipment, adds to nurse workload and contributes to clinician dissatisfaction and turnover. We expect that with these internal pressures, hospitals will increasingly turn to our programs to outsource healthcare technology management duties and related management processes to allow nurses more time to spend on patient care, resulting in improved job satisfaction.

•

Increased mergers & acquisitions.  Hospitals and healthcare systems continue to expand their covered network and acquire alternate care delivery settings in order to care for patient populations in the most cost-effective way. We are able to quickly respond to increased health system infrastructure and growth by leveraging our local, in-market service centers to provide supplemental equipment and technicians on an as-needed basis, to augment clinical staff or to support lower acuity care settings that do not necessitate full time employees.

•

Favorable demographic trends.  According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population. This segment is expected to grow to more than 79 million individuals by 2035. This represents a 66% increase in the 65-and-older segment of the population over the next 20 years. As a result, over time, the number of patients and the volume of hospital admissions are expected to grow.  The aging population and increasing life expectancy are driving demand for healthcare services.

•

Increase in chronic disease and obesity.  Related to the aging population is an increase in the incidence of patients with chronic disease, e.g. cancer, diabetes, heart disease, etc., which often requires specialty equipment to support therapeutic intervention in inpatient and outpatient care settings. In addition, rising rates of obesity among the U.S. population demands greater access to specialty bariatric equipment to support care and minimize the incidence of injury during hospital stay.

•

Increased capital and operating expense pressures and regulatory compliance.  Hospitals continue to experience restricted capital and operating budgets, while the cost and complexity of medical equipment increases. Furthermore, the increasing complexity and sophistication of medical equipment brings with it more recordkeeping requirements and regulatory scrutiny of the use and maintenance of medical equipment in the healthcare setting. We expect that hospitals will increasingly look to us to support their capital equipment needs and manage medical equipment to achieve capital and operating expense savings, operating efficiencies and regulatory compliance.

•

Increased regulatory scrutiny on equipment vendors.  The regulatory environment for medical devices in the U.S. continues to tighten and has led to a record number of product recalls in recent years. While third-party service providers like us are not required to register with the FDA, our quality management system, which adheres to 21 CFR 820 and ISO 13485:2016, is aligned to the same quality standards as medical device manufacturers. The FDA's recent recommendation to harmonize and modernize their quality system regulation to ISO13485:2016 puts us in compliance with these regulations, and also establishes our position in the industry as a leader in quality.

No direct third-party payor reimbursement risk.  Many healthcare providers rely on payment from patients or reimbursement from third-party payors. Our fees are paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.4%,  0.1% and 0.0% of total revenue for the years ended December 31, 2018,  2017 and 2016, respectively.

Strong value proposition.  With our focus and expertise in comprehensive, end-to-end medical equipment management and service solutions, we offer a strong value proposition for customers.  Our comprehensive solutions focus on helping customers:

•	lower total cost of ownership by reducing capital and operating costs related to owning and managing medical equipment;
•	enhance operational productivity and staff satisfaction by ensuring equipment is available when and where needed; and
•	maintain high standards of quality and regulatory compliance related to medical equipment use.

Technical, clinical and financial specialists. We employ a number of technical, clinical and financial specialists that engage directly with our customers to drive improved cost, efficiency and clinical outcomes. Our specialists employ:

•	gateway solutions which offer an entry point to the economic buyer and include peak needs equipment, surgical equipment, specialty beds and surfaces and supplemental clinical engineering services;
•

vertical solutions to provide clinical offerings tailored to specific patient needs in the areas of wound management, fall management, early mobility, bariatrics, respiratory therapy, maternal and infant care and surgical services;

•

end-to-end solutions that link fragmented customer processes to realize improved clinician and equipment productivity, lowered cost of ownership, improved clinician satisfaction and regulatory compliance for general biomedical equipment, specialty beds and surfaces and surgical equipment; and

•

comprehensive outsourced solutions through our onsite managed and clinical engineering services to drive operational efficiencies, ensure regulatory compliance, improve time to therapy and allow customers to effectively lower costs.

Commitment to quality.  Third-party service providers like our Company are not required to register with the FDA; therefore, there are no regulations that specifically apply to our work in maintaining medical devices. However, we choose to do the right thing for our customers and their patients by staffing a dedicated Quality team that has designed and implemented a quality management system (QMS) based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment to quality ensures that patient safety and risk management are at the center of every quality decision, and that our equipment is serviced to the highest standards in the industry. All 86 local market service centers and five COEs utilize the same QMS, and we have elected to hire an outside independent notified body to audit our quality management system. As a sample of the entire QMS, British Standards Institute (BSI) audits our COEs annually and has certified them to ISO 13485:2016. We believe that ISO 13485:2016 provides the stringent guidelines specific to medical devices to ensure that our fleet of equipment, as well as the equipment we service, is maintained to the highest quality standards. Our commitment to quality extends to our exclusive use of Original Equipment Manufacturer (OEM) parts to repair FDA registered medical devices that we own, whenever available. We believe that this business decision and our robust QMS policies set us apart in our industry from those who may use less stringent quality practices on the equipment they own or maintain.

Performance and reliability in times of customer need. We believe that many of our customers have come to rely on our ability to respond quickly to their needs with reliable, high quality customer service. We believe our ability to provide this level of service distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain.

GROWTH STRATEGY

Historically, we have experienced significant and sustained organic and strategic growth.  Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

Organic Growth

We believe that the following external and market factors will provide us significant growth opportunities:

•	pressure among customers to reduce costs and increase operational efficiency;
•	the aging population and increasing life expectancy driving up patient volume;
•	increasing chronic disease, obesity and patient acuity;
•	continued increase in the number, complexity and sophistication of medical technologies;
•	continued trend toward outsourcing non-core functions by hospitals, alternate site providers and manufacturers;
•	increasing demand by integrated delivery networks for standardized equipment based solutions; and
•	reimbursement penalties related to patient satisfaction and time-to-therapy, requiring nurses to redirect more time to direct patient care.

EMPLOYEES

We had 3,083 regular employees as of December 31, 2018, including 2,662 full-time and 421 part-time employees. Of such employees, 172 were sales representatives, 2,681 were operations personnel and 230 were employed in corporate support functions.

None of our employees are covered by a collective bargaining agreement, and we have experienced no work stoppages to date. We believe that our relations with our employees are good.

INTELLECTUAL PROPERTY

We have registrations with the United States Patent and Trademark Office for the following marks: Asset360® and BioMed360®; “Universal Hospital Services, Inc.,” ‘‘UHS®’’ and the UHS logo; “OnCare,” “Harmony,” “MedPrime Capital,” and “CHAMP.” We have applications pending with the United States Patent and Trademark Office for the following marks: “Quartet,” “Agiliti” and the Agiliti logo. United States service mark registrations are generally for a term of 10 years, renewable every 10 years if the mark is used in the regular course of business.

We have a domain name registration for agilitihealth.com, which serves as our main website, and UHS.com. In 2011, we registered the domain name OnCareMedical.com featuring our OnCare™ sub-brand for patient handling products. In 2012, we registered UHSSurgicalServices.com. In 2016, we acquired resxray.com.

We have developed a number of proprietary software programs to directly service or support our customers including “inCare™” which is a medical equipment inventory management system that allows us to track the location and usage of equipment we are managing at a customer’s location in our 360 Solutions. “MyAgiliti™” is our online ordering and reporting site which accesses our proprietary programs specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the FDA and The Joint Commission. Additionally, this tool provides detailed reporting on utilization, compliance, and analytics for management. “inService™” is our equipment maintenance and planning system which houses our work order system and assists in our customers regulatory compliance recordkeeping.  “Scheduler™” is our web-based scheduling, tracking, reporting and physician preference system for Agiliti Surgical solutions. “inCommand™” encompasses the proprietary software tools that allow our employees to manage and maintain our extensive equipment fleet and serve our customers more effectively and efficiently.

MARKETING

We market our programs primarily through our direct sales force, which consisted of 172 professional sales representatives as of December 31, 2018.  Our direct sales force is organized into three regions and nine sales divisions.  We support our direct sales force with technical, clinical, surgical and financial specialists, who provide comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts. The members of the sales force are compensated with a combination of base pay and variable incentive pay. The percentage of each individual's overall compensation that is comprised of base pay versus variable incentive pay is dependent on the individual's position. Sales force members whose primary responsibility is account management receive a higher percentage of base pay, while sale force members whose primary responsibility is the generation of new business receive a higher percentage of variable incentive pay. The actual variable incentive pay received by an individual is based on his or her achievement of certain performance metrics, including revenue, earnings and/or new business milestones.

We also market through our websites,  www.agilitihealth.com and www.OnCareMedical.com and various social media platforms,  and we participate in numerous national and regional conventions where we interact with industry groups and opinion leaders. Information presented on our website is not incorporated by reference and should not be considered a part of our Annual Report on Form 10-K.

In our marketing efforts, we primarily target key decision makers such as administrators, chief executive officers, chief financial officers, chief technology officers, chief medical officers, and chief nursing officers as well as physicians, directors and managers of functional departments, such as supply chain, materials management, surgery, purchasing, pharmacy, biomedical services, and clinical engineering. We also promote solutions to IDNs, hospitals, surgery centers, manufacturers and alternate site provider groups and associations.

SEASONALITY AND BUSINESS INTERRUPTION

Quarterly operating results are typically affected by seasonal factors.  Historically, our first and fourth quarters are the strongest, reflecting increased hospital census and patient acuity during the fall and winter months.  Our business can also be impacted by natural disasters, such as hurricanes and earthquakes, which affect our ability to transfer equipment to and from our customers, and equipment recalls, which can cause equipment to be removed from market use.  We also see declines in our business in down economic cycles with high levels of unemployment. Our customers typically see weaker census and higher levels of indigent patients during these times, causing them to use fewer of our solutions.

REGULATORY MATTERS

Regulation of Medical Equipment

Our customers are subject to documentation and safety reporting regulations and standards with respect to the medical equipment they use, including those established by the FDA, Centers for Medicare and Medicaid Services (“CMS”) and the NFPA. Various states and municipalities may also have similar regulations.

We monitor changes in regulations and standards to accommodate the needs of customers by providing specific product and manufacturer information upon request. Manufacturers of medical equipment are subject to regulation by agencies and organizations such as the FDA, Underwriters Laboratories and the NFPA. We believe that all medical equipment we outsource conforms to these regulations.

The Safe Medical Devices Act of 1990 (“SMDA”), which amended the Food, Drug and Cosmetic Act (“FDCA”), requires manufacturers, user facilities and importers of medical devices to report deaths and serious injuries which a device has or may have caused or to which a device has or may have contributed.  In addition, the SMDA requires the establishment and maintenance of adverse event files and various other FDA reports. Manufacturers and importers are also required to report certain device malfunctions. We work with our customers to assist them in meeting their reporting obligations under the FDCA, including those requirements added by the SMDA.

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold such licenses in 17 states. Some licensure regulations and statutes in additional states may apply to our activities. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, would be material to our liquidity, financial condition or results of operations.

In addition, we are required to provide information to manufacturers regarding the permanent disposal or any change in ownership of certain categories of medical outsourcing equipment. We believe our medical equipment tracking systems are in compliance with these regulations.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to certain covered entities, including health plans, healthcare clearinghouses and healthcare providers, as well as to business associates such as us.  HIPAA regulations protect individually identifiable health information, including information in an electronic format, by, among other things, setting forth specific standards under which such information may be used and disclosed, providing patients rights to obtain and amend their health information, requiring notification to individuals, federal and state agencies and media outlets in the event of a breach of health information and establishing certain administrative requirements for covered entities. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) created legal obligations for business associates and extended criminal and civil sanctions to business associates for violations of HIPAA requirements.

Because of our self-insured health plans, we are also a covered entity under the HIPAA regulations.  Also, we may be obligated to comply with certain HIPAA requirements as a business associate of various healthcare providers.  In addition, various state legislatures have enacted and may continue to enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens on us.  Moreover, other federal privacy legislation may be enacted.  Accordingly, we have made and, as new standards go into effect, we expect to continue to make administrative, operational and information infrastructure changes in order to comply with these requirements.

The Patient Protection and Affordable Care Act and The HealthCare and Education Responsibility Act of 2010 (together, the “Affordable Care Act”) have and will result in significant reforms to the U.S. healthcare system and the structure of the healthcare provider delivery system.  The Affordable Care Act calls for additional transparency around payments made by the pharmaceutical and medical device industries to doctors and teaching hospitals, which may include gifts, food, travel and speaking or consultancy fees. All U.S. manufacturers of drugs, devices, biologics or medical supplies, including distributors who hold title to such drugs, devices, biologics, or medical supplies, for which payment is available under government-funded health insurance programs (i.e., Medicare, Medicaid and the State Children’s Health Insurance Program) must report annually to the U.S. Department of Health and Human Services any payment or gift, which represents a “transfer of value,” to a physician or teaching hospital, including detailed information about the nature and value of remuneration provided, and the identity of the receiving physician or teaching hospital. Additionally, states may require manufacturers to report information that is not required or is exempted under the federal reporting requirements. For example, a state may require manufacturers to report advertising expenditures, loans of medical devices, in-kind gifts to charities and payments to other recipients, group purchasing organizations and retailers.  We identify applicable state reporting requirements as they become effective.

Although our business is not currently extensively regulated under healthcare laws, we are subject to certain regulatory requirements as discussed above and our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the CMS, and other federal and state healthcare laws and regulations. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws and regulations, could affect our business, operating results or financial condition. Our operations may be negatively impacted if we have to comply with additional complex government regulations.

Third-Party Reimbursement

Our fees are paid directly by our customers rather than through direct reimbursement from third-party payors, such as Medicare or Medicaid.  We do not bill the patient, the insurer or other third-party payors directly for services provided for hospital or alternate site provider inpatients or outpatients.  Sometimes our customers are eligible to receive third-party reimbursement for our services. Consequently, the reimbursement policies of such third-party payors have a direct effect on the ability of healthcare providers to pay for our services and an indirect effect on our level of charges.  Also, in certain circumstances, third-party payors may take regulatory or other action against service providers even though the service provider does not receive direct reimbursement from third-party payors.

Hospitals and alternate site providers face cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of healthcare services. We believe that these payors have followed or will follow the government in limiting the services that are reimbursed and in exerting downward pressure on prices. In addition to promoting managed care plans, employers are increasingly self-funding their benefit programs and shifting costs to employees through increased deductibles, co-payments and employee contributions.  Hospitals and healthcare facilities are also experiencing an increase in uncompensated care or “charity care,” which causes increased economic pressures on these organizations.  We believe that these cost reduction efforts will place additional pressures on healthcare providers’ operating margins and will encourage efficient equipment management practices such as the use of our outsourcing and 360 on-site managed solutions.

Liability and Insurance

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the outsourcing, sale and service of medical equipment.  In addition, our instruction of hospital and alternate site provider employees with respect to the use of equipment and our professional consulting services are sources of potential claims.  We have not suffered a material loss due to a claim.  However, any such claim, if made, could have a material adverse effect on our business.  While we do not currently provide any services that require us to work directly with patients, expansion of services in the future could involve such activities and subject us to claims from patients.

We maintain a number of insurance policies, including commercial general liability coverage (product and premises liability insurance), automobile liability insurance, worker’s compensation insurance and professional liability insurance.  We also maintain excess liability coverage.  Our policies are subject to annual renewal.  We believe that our current insurance coverage is adequate.  Claims exceeding such coverage may be made and we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage.

ITEM 1A:  Risk Factors

Our business is subject to various risks and uncertainties. Any of the risks discussed below, or elsewhere in this Annual Report on Form 10-K or our other filings with the SEC, could materially adversely affect our business, financial condition or results of operations.

Risks Related to Our Business and Industry

Our competitors may engage in significant competitive practices, which could cause us to lose market share, reduce prices or increase expenditures.

Our competition may engage in competitive practices that could cause us to lose market share, reduce our prices, or increase our expenditures.  For example, competitors may sell significant amounts of surplus equipment or sell capital equipment at a lower gross margin to obtain the future repeat sales of disposables for a higher gross margin, thereby decreasing the demand for our equipment solutions. Additionally, the overall market for our services is very competitive and our competitors often compete by lowering prices, thus impacting gross margin.

Our competitors may bundle products and services offered to customers, some of which we do not offer.

If competitors offer their products and services to customers on a combined basis with reduced prices, and we do not offer some of these products or cannot offer them on comparable terms, we may have a competitive disadvantage that will lower the demand for our solutions.

If our customers’ patient census or services decrease, the revenue generated by our business could decrease.

Our operating results are dependent in part on the amount and types of equipment necessary to service our customers’ needs, which are heavily influenced by the number of patients our customers serve at any time (which we refer to as

“patient census”) and the services those patients receive.  At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis.  During severe economic downturns, the number of hospital admissions and inpatient surgeries declines as consumers reduce their use of non-essential healthcare services.  Our operating results can also vary depending on the timing and severity of the cold and flu season, local, regional or national epidemics, and the impact of national catastrophes, as well as other factors affecting patient census and service demand.

Another global economic downturn could adversely affect our customers and suppliers or have new, additional adverse effects on them, which could have further adverse effects on our operating results and financial position.

We believe our customers could be adversely affected by another global economic downturn. The impact of another downturn on our customers may result in, among other things, decreased patient census, decreased number of non-essential patient services, increased uncompensated care and bad debt, increased difficulty obtaining financing on favorable terms and tighter capital and operating budgets.  Many of our customers depend on investment income to supplement inadequate third-party payor reimbursement.  Further disruption in the capital and credit markets could adversely affect the value of many investments, reducing our customers’ ability to access cash reserves to fund their operations.  If economic conditions worsen, our customers may seek to further reduce their costs and may be unable to pay for our solutions, resulting in reduced orders, slower payment cycles, increased bad debt, and customer bankruptcies.

Our suppliers also may be negatively impacted by another economic downturn and tighter capital and credit markets.  If our key suppliers experience financial difficulty and are unable to deliver to us the equipment we require, we could be forced to seek alternative sources of medical equipment or to purchase equipment on less favorable terms, or we could be unable to fulfill our requirements.  A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to customers on a timely and cost-effective basis. All of these factors are related to a general economic downturn, which is out of our control, and could have a negative impact on our financial condition.

If we are unable to maintain existing contracts or contract terms with, or enter into new contracts with our customers, we may lose customers and/or the associated revenues.

Our revenue maintenance and growth depend, in part, on continuing contracts with customers, including through GPOs and IDNs, with which certain of our customers are affiliated.  In the past, we have been able to maintain and renew the majority of such contracts and expand the solutions we offer under such contracts.  If we are unable to maintain our contracts, or if the GPOs or IDNs seek additional discounts or other more beneficial terms on behalf of their members, we may lose a portion or all of existing business with, or revenues from, customers that are members of such GPOs and IDNs.

One customer, Memorial Hermann Health System, accounted for approximately 13% of total revenue in 2018.  We are operating under multi-year agreements with customary terms and conditions with this customer. To the extent the contracts are not renewed or are terminated, our revenue and operating results would be significantly impacted.

Consolidation in the healthcare industry may lead to a reduction in the prices we charge, thereby decreasing our revenue.

Many hospitals and alternate site providers have combined to create health systems or IDNs.  We believe this trend may continue.  Any resulting IDN or health systems may have greater bargaining power over us, which could lead to a reduction in the prices we charge and a reduction in our revenue.

We have relationships with certain key suppliers, and adverse developments concerning these suppliers could delay our ability to procure equipment or provide certain services, or increase our cost of purchasing equipment.

We purchased medical equipment from approximately 148 manufacturers in 2018.  Our ten largest manufacturers of medical equipment accounted for approximately 73% of our direct medical equipment purchases in 2018.  Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or to purchase such equipment on less favorable terms.  A delay in procuring equipment or an increase in our cost to purchase equipment could limit our ability to provide equipment to our customers on a timely and cost-effective basis.  In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.

If we are unable to change the manner in which healthcare providers traditionally procure medical equipment, we may not be able to achieve significant revenue growth.

We believe that the strongest competition to our solution offerings is the direct purchase or capital lease of medical equipment, and self-management of that equipment.  Many hospitals and alternate site providers view equipment rental primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term, effective and cost-efficient alternative to purchasing or leasing equipment.  Many healthcare providers may continue to purchase or lease a substantial portion of their medical equipment and to manage and maintain it on their own.

A substantial portion of our revenues come from customers with which we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenue we generate, thereby reducing our ability to operate and expand our business.

For the year ended December 31, 2018, approximately 54% of our total revenue was derived from customers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members.  The source of the remaining 46% of revenue was from customers that do not purchase equipment or services from us through a GPO contract.  Our customers are generally not obligated to outsource our equipment under long-term commitments.  In addition, many of our customers do not sign written contracts with us fixing the rights and obligations of the parties regarding matters such as billing, liability, warranty or use.  Therefore, we face risks such as fluctuations in usage, inaccurate or false reporting of usage by customers and disputes over liabilities related to equipment use.  The non-contracted services we provide could be terminated by the customer without notice or payment of any termination fee.  A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans.  In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could reduce our ability to operate and expand our business.

We depend on key personnel and our inability to attract and retain key personnel could harm our business.

Our financial performance is dependent in significant part on our ability to hire, develop and retain key personnel, including our senior executives, sales professionals, sales specialists, hospital management employees and other qualified workers.  We have experienced and will continue to experience intense competition for these resources.  The loss of the services of one or more of our senior executives or other key personnel could significantly undermine our management expertise, key relationships with customers and suppliers, and our ability to provide efficient, quality healthcare solutions.

We may be unable to make attractive acquisitions or succesfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.

From time to time, we may evaluate acquisition candidates or other strategic relationships within the healthcare industry that may strategically fit our business objectives. However, there is no guarantee we will be able to identify attractive acquisition opportunities. In the event we are able to identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. We may not be successful in acquiring other businesses, and the businesses we do acquire in the future may not ultimately produce returns that justify our related investment.

Acquisitions may involve numerous risks, including:

•	difficulties assimilating personnel and integrating distinct business cultures;
•	diversion of management’s time and resources from existing operations;
•	potential loss of key employees or customers of acquired companies; and
•	exposure to unforeseen liabilities of acquired companies.

We may incur increased expenses related to our pension plan, which could impact our financial position.

We have a defined benefit pension plan covering certain current and former employees.  Although benefits under the pension plan were frozen in 2002, funding obligations under the pension plan continue to be impacted by the performance of the financial markets.  If the financial markets do not provide the long-term returns we have assumed, the likelihood of us being required to make additional contributions will increase.  The equity and debt markets can be, and recently have been, volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time.

Our cash flow fluctuates during the year because operating income as a percentage of revenue fluctuates with our quarterly operating results and we make semi-annual debt service payments.

Our results of operations have been and can be expected to be subject to quarterly fluctuations.  We may experience increased revenue in the first and fourth quarters of the year, depending upon the timing and severity of the cold and flu season and the related increased hospital census and medical equipment usage during that season. Because a significant portion of our expenses are relatively fixed over these periods, our operating income as a percentage of revenue tends to increase during the first and fourth quarter of each year.  If the cold and flu season is delayed by as little as one month, or is less severe than in prior periods, our quarterly operating results for a current period can vary significantly from prior periods.  Our quarterly results can also fluctuate as a result of such other factors as the timing of acquisitions, new on-site managed solution agreements or new service center openings.

A portion of our revenues are derived from home care providers and nursing homes, and these healthcare providers may pose additional credit risks.

Our nursing home and home care customers may pose additional credit risks since they are generally less financially sound than hospitals.  These customers continue to face cost pressures.  We may incur losses in the future due to the credit risks, including potential bankruptcy filings, associated with any of these customers.

Although we do not manufacture any medical equipment, our business entails the risk of claims related to the medical equipment that we outsource and service.  We may not have adequate insurance to cover a claim, and it may be more expensive or difficult for us to obtain adequate insurance in the future.

We may be liable for claims related to the use of our medical equipment or to our maintenance or repair of a customer’s medical equipment.  Any such claims, if made and upheld, could make our business more expensive to operate and therefore less profitable. We may be subject to claims exceeding our insurance coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage.  If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected.  In addition, litigation relating to a claim could adversely affect our existing and potential customer relationships, create adverse public relations and divert management’s time and resources from the operation of the business.

We may incur increased costs that we cannot pass through to our customers.

Our customer contracts may include limitations on our ability to increase prices over the term of the contract. On the other hand, we rely on third parties, including subcontractors, to provide some of our services and supplies and we do not always have fixed pricing contracts with these subcontractors. Therefore, we are at risk of incurring increased costs that we are unable to pass through to our customers.

Any failure of our management information systems could harm our business and operating results.

We depend on our management information systems to actively manage our medical equipment fleet, control capital spending, and provide fleet information, including equipment usage history, condition and availability of our medical equipment.  These functions enhance our ability to optimize fleet utilization and redeployment.  The inability of our management information systems to operate as we anticipate could damage our reputation with our customers, disrupt our business or result in, among other things, decreased revenue and increased overhead costs.  Any such failure could harm our business and results of operations.  Our results of operations could be adversely affected if these systems, or our customers' access to them, are interrupted, damaged by unforeseen events, cyber security incidents or other actions of third parties, or fail for any extended period of time.  In addition, data security breaches could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information.

There are inherent limitations in all internal control systems over financial reporting, and misstatements due to error or fraud may occur and not be detected.

While we have taken actions designed to address compliance with the internal control over financial reporting and disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances.  We do not expect that our internal control over financial reporting and disclosure controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may be inadequate because of changes in conditions, such as growth of the Company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Risks Related to HealthCare and Other Legal Regulation Affecting Us

Uncertainty surrounding healthcare reform initiatives remains.  Depending on the scope, form, and implementation of final healthcare reform legislation, our business may be adversely affected.

The healthcare industry is undergoing significant change. In March 2010, the Congress adopted and President Obama signed into law the Affordable Care Act. The Affordable Care Act increased the number of Americans with health insurance and employer mandates and subsidies offered to lower income individuals. While the increase in coverage could translate into increased utilization of our products and services, healthcare reform and political uncertainty have historically resulted in changes in how our customers purchase our services and have adversely affected our revenue. Provider revenue per service may decline with reductions in Medicare and Medicaid reimbursement. Furthermore, the implementation of the Affordable Care Act may impose changes in healthcare delivery, reimbursement, operations or record keeping that are not compatible with our current offerings, which could force us to incur additional compliance costs. So far, starting in 2013, our business, along with that of some of our suppliers and customers that are manufacturers, came under direct regulation of the Open Payments Law, specifically the Physician Payments Sunshine Act. The Open Payments Law requires the annual reporting and publishing of all transfers of value to physicians and teaching hospitals to give greater transparency to financial relationships between manufacturers, physicians and teaching hospitals.  Federal and state governments also continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the healthcare system. We cannot predict with certainty what healthcare initiatives, if any, will be implemented or what the ultimate effect of federal healthcare reform (including, but not limited to, the Affordable Care Act) or any future legislation or regulation will have on our operating results or financial condition. Finally, we cannot quantify or predict with any certainty the likely impact of the repeal of the individual mandate, effective in 2019, under the Affordable Care Act on our business model, prospects, financial condition or results of operations.

Recently enacted amendments to federal privacy laws make us subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our customers’ patients.

The HITECH Act expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations to “Business Associates,” which includes us. Business Associates such as Agiliti Health are required to comply with certain of the HIPAA privacy standards and are required to implement administrative, physical and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information they receive, maintain or transmit. In addition, the HITECH Act enacted federal breach notification rules requiring notification to affected individuals and the Department of Health and Human Services (and in some cases, relevant media outlets) whenever a breach of personal health information occurs. In addition, the HIPAA rules now involve increased penalties, including mandatory penalties for “willful neglect” violations, starting at $100 per violation subject to a cap of $1.5 million for violations of the same standard in a single calendar year.  State attorneys general are also authorized to enforce federal HIPAA privacy and security rules. Our operations could be negatively impacted by a violation of the HIPAA privacy or security rules and our reputation could suffer in the event of a data breach involving a  significant number of individuals.

Many states in which we operate also have state laws that protect the privacy and security of confidential, personal information that have similar or even more protection than the federal provisions.  Some state laws impose fines and penalties upon violators in addition to allowing a private right of action to sue for damages for those who believe their personal information has been misused.

Our relationships with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute and similar state laws.

We are subject to the federal Anti-Kickback Law, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs.  “Remuneration” has been broadly defined to include anything of value, including gifts, discounts, credit arrangements, and in-kind goods or services.  Certain federal courts have held that the Anti-Kickback Law can be violated if “one purpose” of a payment is to induce referrals.  The Anti-Kickback Law is broad and prohibits many arrangements and practices that are lawful in businesses outside the healthcare industry.  Violations can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.  The Office of Inspector General (“OIG”) issued a series of safe harbors that if met will help assure healthcare providers and other parties will not be prosecuted under the Anti-Kickback Law.  Contracts with healthcare facilities and other marketing practices or transactions may implicate the Anti-Kickback Law.  We have attempted to structure our contracts and marketing practices to comply with the Anti-Kickback Law along with providing training to our employees.  However, we cannot ensure that we will not have to defend against alleged violations from private entities or that OIG or other authorities will not find that our practices violate the Anti-Kickback Law.

Changes in third-party payor reimbursement for healthcare items and services, as well as economic hardships faced by other parties from which our customers obtain funding, may affect our customers’ ability to pay for our services, which could cause us to reduce our prices or adversely affect our ability to collect payments.

Although our customers are healthcare providers that pay us directly for the services we deliver, they rely on third-party payor reimbursement for a substantial portion of their operating revenue.  Third-party payors include government payors like Medicare and Medicaid and private payors like insurance companies and managed care organizations.  Third-party payors continue to engage in widespread efforts to control healthcare costs. Their cost containment initiatives include efforts to control utilization of services and limit reimbursement amounts. Reimbursement limitations can take many forms, including discounts, non-payment for certain care (for example, care associated with certain hospital-acquired conditions) and fixed payment rates for particular treatment modalities or plans, regardless of the provider’s actual costs in caring for a patient.  Reimbursement policies have a direct effect on our customers’ ability to pay us for our services and an indirect effect on the prices we charge.  Ongoing concerns about rising healthcare costs may cause more restrictive reimbursement policies to be implemented in the future.  Restrictions on the amounts or manner of reimbursements or funding to healthcare providers may affect the financial strength of our customers and the amount our customers are able to pay for our solutions.

In addition, a portion of our customers derive funding from state and local government sources, some of which are facing financial hardships, including decreased funding.  Any limitation or elimination of funding to our customers by these sources could also affect the financial strength of our customers and the amount they are able to pay for our services.

New healthcare laws or regulations could impact our business.

Although our business is not currently extensively regulated under healthcare laws, we are subject to certain regulatory requirements that continue to come under greater scrutiny and regulation.  Our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Law, rules and regulations of the CMS and other federal and state healthcare laws and regulations.  Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations as they relate to our customers and our business, could affect our business, operating results or financial condition. Our operations may be negatively impacted if we have to comply with additional complex government regulations.

Our customers operate in a highly regulated environment.  Regulations affecting them could cause us to incur additional expenses associated with compliance and licensing. We could be assessed fines and face possible exclusion from participation in state and federal healthcare programs if we violate laws or regulations applicable to our business.

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels.  While the majority of these regulations do not directly apply to us, there are some that do, including the FDCA and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the FDA expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so.  With respect to state requirements, we are currently licensed in 17 states and may be required to obtain additional licenses, permits and registrations as state requirements change.  Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

In addition to the FDCA and state licensing requirements, we are impacted by federal and state laws and regulations aimed at protecting the privacy of individually identifiable health information, among other things, and detecting and preventing fraud, abuse and waste with respect to federal and state healthcare programs.  Some of these laws and regulations apply directly to us.  Additionally, many of our customers require us to abide by their policies relating to patient privacy, state and federal anti-kickback acts, and state and federal false claim acts and whistleblower protections. Since the Affordable Care Act provides for further oversight over and detection of fraud and abuse activities, we expect many of our customers to continue to require us to abide by such policies.

Given that our industry is heavily regulated, we may be subject to additional regulatory requirements.  If our operations are found to be in violation of any governmental regulations to which we, or our customers, are subject, we may be subject to the applicable penalty associated with the violation.  Penalties, damages, fines, or curtailment of our operations could significantly increase our cost of doing business, leading to difficulty generating sufficient income to support our business.  Also, if we are found to have violated certain federal or state laws or regulations regarding Medicare, Medicaid or other governmental funding sources, we could be subject to fines and possible exclusion from participation in federal and state healthcare programs.

Although we do not manufacture any medical equipment, we own a large fleet of medical equipment, which may be subject to equipment recalls or obsolescence.

We incur significant expenditures to maintain a large and modern equipment fleet.  Our equipment may be subject to recalls that could be expensive to implement and could result in revenue loss while the associated equipment is removed from service.  We may be required to incur additional costs to repair or replace the equipment at our own expense or we may choose to purchase incremental new equipment from a supplier not affected by the recall.  Additionally, our relationship with our customers may be damaged if we cannot promptly replace the equipment that has been recalled. We depend on manufacturers and other third parties to properly obtain and maintain FDA clearance for their equipment and products and their failure to maintain FDA clearance could have a material adverse effect on our business.

Our success depends, in part, on our ability to respond effectively to changes in technology.  Because we maintain a large fleet of equipment, we are subject to the risk of equipment obsolescence.  If advancements in technology render a substantial portion of our equipment fleet obsolete, or if a competing technology becomes available that our customers prefer, we may experience a decrease in demand for our products, which could adversely affect our operating results and cause us to invest in new technology to maintain our market share and operating margins.

Risks Related to Our Indebtedness

Following the Business Combination and refinancing our indebtedness completed on February 4, 2019, we had $694.0 million of outstanding debt, consisting of a seven-year senior secured delayed draw term loan facilitiy in an aggregate principal amount of $660.0 million and a five-year senior secured revolving credit facility in an aggregate principal amount of $150.0 million, of which $34.0 million has been drawn. Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

This is a significant amount of indebtedness which could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;
•	increase our vulnerability to general adverse economic, industry and competitive conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors that have less indebtedness;
•	limit our ability to borrow additional funds;
•	limit our ability to make investments in technology and infrastructure improvements; and
•	limit our ability to make significant acquisitions.

Our ability to satisfy our debt obligations will depend on our future operating performance.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Our business may not continue to generate sufficient cash flow from operations and future borrowings may not be available to us in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs.  If we are unable to make our interest payments or to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

If we are unable to fund our significant cash needs, including capital expenditures, we may be unable to expand our business as planned or to service our debt.

We require substantial cash to operate our healthcare technology solutions and service our debt.  Our healthcare technology solutions require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our senior secured credit facility or other financing sources, we may not be able to grow as currently planned.  We currently expect that over the next 12 months, we will make net investments of approximately $45 to $55 million in new and pre-owned medical equipment and other capital expenditures.  This estimate is subject to numerous assumptions, including revenue growth, the number of on-site managed solution signings, and any significant changes in customer contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the amended and restated credit agreement governing our senior secured credit facility.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred, we have had a history of net losses.  If we consistently incur net losses, it could result in our inability to finance our business in the future.  We had net (loss) income of $(31.9),  $8.8 and $(13.8) million during the years ended December 31, 2018,  2017 and 2016, respectively.  Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited.  If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

We may not be able to obtain funding on acceptable terms or at all as a result of the credit and capital markets.  Thus, we may be unable to expand our business or to service our debt.

Depending on the global financial markets and economic conditions, the cost of raising money in the debt and equity capital markets may increase while the availability of funds from those markets may diminish.  Without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, or take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Risks Related to Our Common Stock and Warrants

Agiliti’s Common Stock and Agiliti’s Warrants are not listed on a national securities exchange.

Due to the level of redemptions by FSAC public stockholders in the Business Combination, the Company was unable to comply with the NASDAQ listing requirements relating to the number of round lot holders at the closing of the Business Combination. Therefore Agiliti’s Common Stock as well as its warrants are not listed on a national securities exchange. Because of the lack of listing, the Company and its stockholders and warrant holders could face significant material adverse consequences including:

•                  a limited availability of market quotations for the Company’s securities;

•                  reduced liquidity for the Company’s securities;

•                  a determination that the Common Stock is a “penny stock,” which will require brokers trading in the Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

•                  a limited amount of news and analyst coverage; and

•                  a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, because we did not list our Common Stock or warrants on a national securities exchange at the closing of the Business Combination, we do not have securities registered under Section 12 of the Exchange Act and are not subject to the reporting requirements of the Exchange Act or the SEC’s proxy rules, and large holders of our capital stock are not subject to beneficial ownership reporting requirements under Sections 13 or 16 of the Exchange Act and their related rules. Following the filing of this Annual Report on Form 10-K, we do not anticipate filing any reports with the SEC. As a result, our stockholders and warrant holders will not have available to them as much or as robust information as they may have with respect to other companies.

Agiliti is not subject to compliance with rules requiring the adoption of certain corporate governance measures and as a result Agiliti’s stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The listing rules of the national stock exchanges require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges. Because the Company is not listed on a national stock exchange, the Company is not presently required to comply with many of the corporate governance provisions and has not adopted some of these measures. The absence of such standards of corporate governance may leave the Company’s stockholders and holders of warrants without protections against interested director transactions, conflicts of interest and similar matters.

THL Stockholder controls the Company and may have conflicts of interest with our stockholders.

THL Stockholder, an affiliate of Thomas H. Lee Partners, L.P., beneficially owns approximately 99.3% of our common stock. In addition, at the closing of the Business Combination, the Company entered into a Director Nomination Agreement with THL Stockholder pursuant to which for so long as THL Stockholder beneficially owns at least 5% of our Common Stock, THL Stockholder will have a right to appoint or nominate for election to the Company’s board of directors, as applicable, a number of individuals that, if elected, when compared to the authorized number of directors on the Company’s board of directors, is closest to but not less than proportional to the total number of shares of Common Stock over which THL Stockholder has direct or indirect voting control relative to the total number of shares of Agiliti Common Stock then outstanding. The current number of directors on our board is eight. Pursuant to the Director Nomination Agreement, THL Stockholder currently has a right to appoint or nominate substantially all members of the board of directors.

As a result of its beneficial ownership and the nomination rights under the Director Nomination Agreement, THL Stockholder will have control, subject to applicable law, over the Company’s and its subsidiaries’ decisions regarding their respective operations, plans, strategies, finances, and structure, including whether to enter into any corporate transaction, and will have the ability to prevent any transaction that requires the approval of stockholders. THL Stockholder will have the ability to implement its decisions regardless of whether or not other stockholders believe that any such decision is in their own best interests.

THL Stockholder and its affiliates are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. THL Stockholder and its affiliates may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our certificate of incorporation provides that we renounce any interest or expectancy in the business opportunities of THL Stockholder and its officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries and each such party shall not have any obligation to offer us those opportunities unless presented to one of our directors or officers in his or her capacity as a director or officer.

There is no guarantee that Agiliti’s warrants will ever be in the money, and they may expire worthless, and the terms of Agiliti’s warrants may be amended.

The exercise price for Agiliti’s warrants is $11.50 per share of Agiliti Common Stock. There is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, Agiliti’s warrants were issued in registered form under a warrant agreement with Continental Stock Transfer & Trust Company, as warrant agent. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding warrants held by parties other than THL Stockholder to make any change that adversely affects the interests of the holders. Accordingly, Agiliti may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding warrants (other than those held by THL Stockholder) approve of such amendment. Although Agiliti’s ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, provide for an immediate mandatory cash redemption, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

The Company may not pay dividends on its Common Stock for the foreseeable future or ever.

Agiliti has no direct operations and no significant assets other than the ownership of 100% of Agiliti Health. Agiliti depends on Agiliti Health for distributions and other payments to generate the funds necessary to meet Agiliti’s financial obligations, including its expenses as a publicly traded company, and to pay any dividends with respect to its Common Stock. The earnings from, or other available assets of, Agiliti Health may not be sufficient to pay dividends or make distributions or loans to enable Agiliti to pay any dividends on its common stock or satisfy its other financial obligations.

Additionally, even if the Company is able, it may choose not to pay dividends on its Common Stock for the foreseeable future or ever. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements and other factors that the board of directors may deem relevant. In addition, the Company’s ability to pay dividends may be limited to the extent that covenants of any existing and future outstanding indebtedness that the Company or its subsidiaries incur, including its credit facilities prevent the payment of dividends by the Company, and applicable law. The Company may not pay dividends on its Common Stock in the foreseeable future or ever.

The Common Stock is subordinated to other liabilities and obligations of the Company.

The Common Stock is junior in right of payment to all of the Company’s existing and future liabilities and obligations. In the event of bankruptcy, liquidation, or reorganization of the Company, the Company’s assets will be available to pay obligations on its Common Stock after all indebtedness and other obligations of the Company and its subsidiaries have been paid in full.

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2018, we operated 86 full-service service centers nationwide and five Centers of Excellence.  We lease all of our service centers as well as Centers of Excellence. The average square footage of our non-corporate locations is approximately 10,000 square feet.  Our corporate office is located at a 55,000 square foot leased facility in a suburb of Minneapolis, Minnesota.

ITEM 3:  Legal Proceedings

The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws and seeking actual damages, trebled damages and punitive damages. Specifically, the Company alleged that the Defendants bundled contracts for the sale of standard hospital beds with contracts for bed rental and moveable medical equipment rental. On March 7, 2018, the Company and the Defendants entered into a confidential settlement agreement resolving all disputes and legal claims of the parties associated with the suit filed by the Company. In consideration for this release, terms of the confidential settlement agreement called for the Company to receive legal title to certain medical equipment of the Defendants as specified in the agreement on May 1, 2018. The Company recorded a gain on settlement of approximately $26.4 million during 2018 based on the fair value of the assets received of $23.4 million and $3.0 million of cash. The fair value of the assets was measured using inputs of replacement cost and market data, which are considered a Level 3 fair value measurement.

ITEM 4:  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Common Stock

There is currently no established trading market for shares of our Common Stock and our warrants. Management does not expect any viable market to develop in our Common Stock and our warrants.

Holders of Record

On March 8, 2019, there were 7 holders of record of our Common Stock. This number does not include shareholders for whom shares are held in “nominee” or “street” name.

Issuer Purchases of Equity Securities

On February 4, 2019, our board of directors authorized the Company to repurchase shares of Common Stock from Agiliti stockholders who held publicly-traded FSAC common stock prior to the closing of the Business Combination and did not exercise redemption rights in connection with the closing of the Business Combination. We did not repurchase shares of our Common Stock in the months ended January 31, 2019, February 28, 2019 and between March 1, 2019 and March 8, 2019.

Recent Sales of Unregistered Securities

None.

ITEM 6:  Selected Financial Data

The selected financial data of Agiliti Health is presented below under the captions “Consolidated Statements of Operations Data,” “Other Financial Data,” “Other Operating Data” and “Consolidated Balance Sheet Data” for and as of the periods presented below.  The selected financial data presented below is qualified in its entirety by, and should be read in conjunction with, the financial statements and notes thereto and other financial and statistical information included elsewhere in this Annual Report on Form 10-K, including the information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Annual Report on Form 10-K.

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Total revenue	$565,246	$514,783	$479,501	$448,681	$436,664
Cost of revenue	367,837	343,028	322,649	303,889	309,903
Gross margin	197,409	171,755	156,852	144,792	126,761
Operating expenses:
Selling, general and administrative (6)	137,210	125,910	119,389	121,583	114,195
Restructuring	—	—	—	2,321	3,059
Gain on settlement	(26,391)	—	(3,074)	(5,718)	—
Intangible asset impairment charge	131,100	—	—	—	34,900
Total operating expenses	241,919	125,910	116,315	118,186	152,154
Operating (loss) income	(44,510)	45,845	40,537	26,606	(25,393)
Loss on extinguishment of debt	—	—	—	—	—
Interest expense (6)	53,390	53,762	53,043	54,066	53,686
Loss before income taxes and noncontrolling interest	(97,900)	(7,917)	(12,506)	(27,460)	(79,079)
(Benefit) provision for income taxes	(66,348)	(17,159)	946	756	(13,065)
Net income attributable to noncontrolling interest	327	414	308	432	503
Net (loss) income attributable to Agiliti Health, Inc. and Subsidiaries	$(31,879)	$8,828	$(13,760)	$(28,648)	$(66,517)

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Other Financial Data:
Net cash provided by operating activities	$86,323	$70,619	$54,722	$60,572	$57,574
Net cash used in investing activities	(51,034)	(55,124)	(69,654)	(55,464)	(56,433)
Net cash (used in) provided by financing activities	(27,949)	(15,495)	14,932	(5,108)	(1,141)
Other Operating Data (as of end of period):
Medical equipment (approximate number of owned outsourcing units)	252,000	235,000	242,000	246,000	254,000
Service centers	86	84	83	83	83
Centers of Excellence	5	5	5	5	5

Depreciation and amortization of intangibles and contract costs	$79,199	$80,244	$84,266	$91,901	$100,088
Adjusted EBITDA (1)(2)	152,703	137,782	129,650	122,871	120,117

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:
Working capital (3)	$15,756	$6,245	$1,650	$(8,855)	$782
Total assets (4) (5)	744,958	805,445	818,123	797,575	821,038
Total debt (5)	690,999	703,108	707,317	687,458	698,585
(Deficit) Equity	(67,659)	(44,378)	(59,485)	(49,158)	(48,747)

(1)

EBITDA is defined as earnings attributable to Agiliti Health before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding gain on settlement, intangible asset impairment charge, non-cash share-based compensation expense, management, board and other nonrecurring gain, expenses or loss. In addition to using EBITDA and Adjusted EBITDA internally as  measures of operational performance, we disclose them externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. We believe the investment community frequently uses EBITDA and Adjusted EBITDA in the evaluation of similarly situated companies. Adjusted EBITDA was also used by the Company to measure compliance with covenants, such as fixed charge coverage ratio and interest coverage ratio, under its existing credit agreement, and as a factor to determine the total amount of incentive compensation to be awarded to executive officers and other employees. EBITDA and Adjusted EBITDA, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as alternatives  to, or more meaningful than, net income as measures of operating performance or to cash flows from operating, investing or financing activities or as measures of liquidity.  Since EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  EBITDA and Adjusted EBITDA do not represent amounts of funds that are available for management’s discretionary use.  See note 2 below for a reconciliation of net (loss) income attributable to Agiliti Health to Adjusted EBITDA.

(2)	The following is a reconciliation of net (loss) income attributable to Agiliti Health to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net (loss) income attributable to Agiliti Health, Inc. and Subsidiaries	$(31,879)	$8,828	$(13,760)	$(28,648)	$(66,517)
Interest expense (6)	53,390	53,762	53,043	54,066	53,686
(Benefit) provision for income taxes	(66,348)	(17,159)	946	756	(13,065)
Depreciation and amortization of intangibles and contract costs	79,199	80,244	84,266	91,901	100,088
EBITDA	34,362	125,675	124,495	118,075	74,192
Restructuring	—	—	—	2,321	3,136
Gain on settlement	(26,391)	—	(3,074)	(5,718)	—
Intangible asset impairment charge	131,100	—	—	—	34,900
Non-cash share-based compensation expense	3,010	3,039	3,066	2,435	2,301
Management, board and other (7)	10,622	9,068	5,163	5,758	5,588
Adjusted EBITDA	$152,703	$137,782	$129,650	$122,871	$120,117

(3)	Represents total current assets (excluding cash and cash equivalents) less total current liabilities (excluding current portion of long-term debt).

(4)	We adopted ASU No. 2015-17 Balance Sheet Classification of Deferred Taxes in 2015 and retrospectively applying the ASU 2015-17 to all periods presented.

(5)	We adopted ASU No. 2015-03 Simplifying the Presentation of Debt Issuance Costs in 2016 and retrospectively applying the ASU 2015-03 to all periods presented.

(6)

We adopted ASU No. 2017-07 Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in 2018 and retrospectively applying the ASU 2017-07 to all periods presented.

(7)	2018 expenses include approximately $6.4 milliom related to merger and acquisition costs for the Agiliti business combination dated January 4, 2019.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Item 7, “we”, “us”, “our” and the “Company” refer to Agiliti Health.

OVERVIEW

We are a leading nationwide provider of end-to-end healthcare technology management and service solutions to the United States healthcare industry. Our diverse medical equipment solutions customer base includes approximately 7,000 acute care hospitals and alternate site providers.  We also have relationships with more than 200 medical device manufacturers and many of the nation’s largest GPOs and many of the IDNs.  All of our solutions leverage our nationwide network of 86 service centers and five Centers of Excellence together with our more than 75 years of experience managing and servicing all aspects of medical equipment.  During the year ended December 31, 2018, we owned or managed more than 850,000 units of medical equipment consisting of over 350,000 units (including accessories) of owned medical equipment and over 500,000 units of customer-owned equipment. Our fees are paid directly by our customers rather than from direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.  We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.  Historically, we have experienced significant and sustained growth. Our overall growth strategy is to continue to grow both organically and through strategic acquisitions.

As one of the nation’s leading providers of healthcare technology management and service solutions, we design and offer comprehensive solutions for our customers that help reduce capital and operating expenses while increasing medical equipment and staff productivity and support improved patient safety and outcomes.

Principles of Consolidation

The consolidated financial statements include the accounts of Agiliti Health,  Agiliti Surgical, Inc.  (formerly known as UHS Surgical Services, Inc.) and Agiliti Imaging, Inc.  (formerly known as Radiographic Equipment Services, Inc.), its 100%-owned subsidiaries. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Item 15, Note 12, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

Historically, the Company reported under three segments: Medical Equipment Solutions, Clinical Engineering Solutions and Surgical Services. Effective January 1, 2018, the Company changed its segment reporting to report its financial information under one reporting segment. The change in reporting was made to conform to the way the Company currently manages and executes the strategy and operations of the business. Specifically, the CODM makes operating decisions and assesses performance using discrete financial information from one reportable segment, as our resources and infrastructure are shared, and as our go-to-market strategy has evolved with the introduction and validation of our EVM solution strategy. Further, the Company maintains a similar complement of services, type of customer for its services, method of distribution for its services, and operates within a similar regulatory environment in the United States. Accordingly, the Company migrated to a consolidated, single-segment reporting model that reflects its strategy and business operations.

As of December 31, 2018, all of our outstanding capital stock was owned by Agiliti Holdco, Inc. (“Parent”), which acquired the Company in a recapitalization in May 2007.  Following the closing of the Business Combination, Parent is controlled by THL Stockholder.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances.  However, actual results could differ from these estimates. Management believes the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be:

•	revenue recognition;
•	recoverability and valuation of long-lived assets, goodwill and intangible assets; and
•	income taxes.

The Company recognizes revenue when it satisfies performance obligations by transferring promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services.

Customer arrangements typically have multiple performance obligations to provide equipment solutions, clinical engineering and/or on-site equipment managed services on a per use and/or over time basis. Consideration paid by the customer for each performance obligation is billed within the month the service is performed, and contractual prices are established within our customer arrangements that are representative of the stand-alone selling price. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company’s performance obligations that are satisfied at a point in time are recognized when the service is performed or equipment is delivered to the customer. For performance obligations satisfied over time, the Company uses a straight line method to recognize revenues ratably over the contract period, as this coincides with the Company’s performance under the contract.

The Company incurs costs related to obtaining new contracts. Management expects those costs attributable to new revenue production are recoverable and therefore the Company capitalized them as contract costs and is amortizing them over the anticipated period of the new revenue production.

For goodwill and indefinite-lived intangible assets, including trade names, we review for impairment annually at the reporting unit level and upon the occurrence of certain events as required by Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” Indefinite-lived intangible assets are tested at least annually for impairment and more frequently if events or changes in circumstances indicate that the asset might be impaired. We adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment during the fourth quarter of 2017. Under the updated guidance, the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment is eliminated. Instead, entities must disclose the amount of goodwill allocated to each reporting unit with zero or negative carrying amounts and the related reportable segment. We review goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company does not aggregate any components into its reporting unit. No impairments were recognized in 2018,  2017 or 2016 related to goodwill.

Fair value calculations contain significant judgments and estimates related to reporting unit's projected weighted average cost of capital, growth, profitability and cash flows. Management considers reporting unit's historical financial results, current financial condition and outlook for financial operating performance. These estimates are impacted by variable factors, including economics of the industry and competitive market position. We have sufficient current and historical information available to support our judgments and estimates. However, if actual results are not consistent with our estimates, future operating results may be materially impacted.

We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we take no further action.

On December 3, 2018, the Company changed its legal name from Universal Hospital Services, Inc. to Agiliti Health, Inc. and the brand identity to Agiliti. As a result, the indefinite-lived intangible assets related to UHS trade name of $131.1 million was written off. No impairments were recognized in 2017 or 2016 related to indefinite-life intangible assets.

For property and equipment and amortizable intangible assets, impairment is evaluated when an event (such as those noted in ASC Topic 360, “Property, Plant, and Equipment”) is indicated.  This evaluation is conducted at the lowest level of identifiable cash flows.  If there is an indication of impairment based on this evaluation of undiscounted cash flows versus carrying value, impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value.  Our amortizable intangible assets consist of the following discrete items:  customer relationships and non-compete agreements.  For property and equipment, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. No impairment was recognized in 2018,  2017 and 2016 related to property and equipment and amortizable intangible assets.

The Company’s current and deferred tax provision is based on estimates and assumptions that could materially differ from the actual results reflected in its income tax return(s) filed during the subsequent year and could materially affect the Company’s effective tax rate.

The Company had a valuation allowance of $0 and $44.4 million as of December 31, 2018 and 2017, respectively. We have reversed our valuation allowance in 2018 since it is more likely than not that we will be able to utilize our deferred tax assets.

RESULTS OF OPERATIONS

	Percent to Total Revenue
	Year Ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	65.1	66.5	67.3
Gross margin	34.9	33.5	32.7
Selling, general and administrative	24.3	24.5	24.9
Gain on settlement	(4.7)	—	(0.6)
Intangible asset impairment charge	23.2	—	—
Operating (loss) income	(7.9)	9.0	8.4
Interest expense	9.4	10.4	11.0
Loss before income taxes and noncontrolling interest	(17.3)	(1.4)	(2.6)
(Benefit) provision for income taxes	(11.7)	(3.3)	0.2
Consolidated net (loss) income	(5.6)%	1.9%	(2.8)%

Results of Operations for the Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

Total Revenue

The following table presents revenue by service solution for the years ended December 31, 2018 and 2017 (in thousands).

	Year Ended December 31,
	2018	2017	% Change
Equipment Solutions	$248,059	$230,316	7.7%
Clinical Engineering	161,492	137,109	17.8
On-Site Managed Services	155,695	147,358	5.7
Total Revenue	$565,246	$514,783	9.8%

Total revenue for the year ended December 31, 2018 was $565.2 million, compared with $514.8 million for the year ended December 31, 2017, an increase of $50.4 million or 9.8%.  Equipment Solutions revenue increased 7.7% primarily driven by new customer contracts signed and implemented in 2018. These new contract signings include our traditional supplemental rental services as well as our surgical solutions. Clinical Engineering revenue increased 17.8% as we continue to see strong growth within this solution as a direct result of our continued success in signing and implementing new business contracts over the last several quarters, including the sizeable contract we signed in the third quarter of 2017. Finally, our On-Site Managed Services revenue increased 5.7% with the majority of growth coming from our managed only solution where we manage equipment owned by the customer as well as a favorable impact from  a stronger flu season.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2018 was $367.8 million compared to $343.0 million for the year ended December 31, 2017, an increase of $24.8 million or 7.2%.  On a percentage of revenue basis, cost of revenue declined from 66.5% of revenue in 2017 to 65.1% in 2018. The decline as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth. In addition, as we continue to reduce our capital expenditures as a percentage of revenue, our depreciation expense declined in 2018 compared to 2017. We continue to make necessary investments to support the growth in our Clinical Engineering solutions and, as a result, technician labor and vendor expenses increased in support of our new clinical engineering programs.

Gross Margin

Total gross margin for the year ended December 31, 2018 was $197.4 million, or 34.9% of total revenues compared to $171.8 million, or 33.5% of total revenues for the year ended December 31, 2017, an increase of $25.6 million or 14.9%.  The increase in gross margin as a percent of revenue was primarily impacted by positive leverage from volume growth in our three revenue service solutions as well as from a reduction in depreciation expense as a result of our continued efforts to lower the level of capital expenditures as a percentage of revenue as we continue to shift the Company’s mix of business.

Selling, General and Administrative, Gain on Settlement, Intangible Asset Impairment Charge and Interest Expense

(in thousands)

	Year Ended December 31,
	2018	2017	Change	% Change
Selling, general and administrative	$137,210	$125,910	$11,300	9.0%
Gain on settlement	(26,391)	—	(26,391)	*
Intangible asset impairment charge	131,100	—	131,100	*
Interest expense	53,390	53,762	(372)	(0.7)

*Not meaningful

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2018 increased by $11.3 million, or 9.0%, to $137.2 million as compared to the same period of 2017.  The increase was primarily due to higher incentive related costs based upon the Company's actual financial performance for 2018.  Selling, general and administrative expense as a percentage of total revenue was 24.3% and 24.5% for the years ended December 31, 2018 and 2017, respectively.

Gain on Settlement

Gain on settlement of $26.4 million in 2018 was related to a confidential litigation settlement agreement, which resolved all disputes and legal claims of the parties associated with the suit filed by the Company against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. The amount of the gain recorded was based on the fair value of the assets received of $23.4 million and $3.0 million of cash. The fair value of the assets was measured using inputs of replacement cost and market data, which are considered a Level 3 fair value measurement.

Intangible Asset Impairment Charge

Intangible asset impairment charge of $131.1 million in 2018 was related to the UHS trade name write-off due to the change of the Company’s legal name to Agiliti Health, Inc and the brand identity to Agiliti.

Interest Expense

Interest expense for the year ended December 31, 2018 decreased by $0.4 million, or 0.7%, to $53.4 million as compared to the same period of 2017. Interest expense includes amortization of deferred financing fees associated with our debt of $2.3 and $2.3 million for years ended December 31, 2018 and 2017, respectively.

Income Taxes

Income taxes were a benefit of $66.3 and $17.2 million for the years ended December 31, 2018 and 2017, respectively.  The tax benefit for the year ended 2018 was primarily related to the trade name impairment and the reversal of our valuation allowance.  The tax benefit for the year ended December 31, 2017 was primarily due to the revaluation of our net deferred tax liability.

Consolidated Net (Loss) Income

Consolidated net (loss) income was $(31.6) and $9.2 million for the years ended December 31, 2018 and 2017, respectively. Net (loss) income was impacted primarily by the increase in revenue, gain on settlement and intangible asset impairment charge.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $152.7 and $137.8 million for the years ended December 31, 2018 and 2017, respectively.  Adjusted EBITDA for the year ended December 31, 2018 was higher primarily due to the increase in revenue.

Results of Operations for the Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Total Revenue

The following table presents revenue by service solution for the years ended December 31, 2017 and 2016 (in thousands).

	Year Ended December 31,
	2017	2016	% Change
Equipment Solutions	$230,316	$237,137	$(2.9)%
Clinical Engineering	137,109	107,305	27.8
On-Site Managed Services	147,358	135,059	9.1
Total Revenue	$514,783	$479,501	$7.4%

Total revenue for the year ended December 31, 2017 was $514.8 million, compared with $479.5 million for the year ended December 31, 2016, an increase of $35.3 million or 7.4%. Equipment Solutions revenue decreased 2.9% partially driven by the shift away from one-time capital sales as well as focusing our investment on core equipment most utilized within healthcare. Clinical Engineering increased 27.8% driven by the combination of strong organic growth of new programs (including the government contract signed in the third quarter of 2017) and the acquisition of Agiliti Imaging. On-Site Managed Services increased 9.1% partially resulting from growth in our managed only programs where we manage equipment owned by the customer.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2017 was $343.0 million compared to $322.6 million for the year ended December 31, 2016, an increase of $20.4 million or 6.3%. On a percentage of revenue basis, cost of revenue declined from 67.3% of revenue in 2016 to 66.5% in 2017. The decline was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth. In addition, as we continue to reduce our capital expenditures as a percentage of revenue, our depreciation expense declined in 2017 versus the comparable period in 2016. We continue to make necessary investments to support the growth in our Clinical Engineering solutions and technician labor and vendor expenses increased primarily to support our clinical engineering programs.

Gross Margin

Total gross margin for the year ended December 31, 2017 was $171.8 million, or 33.5% of total revenue compared to $156.9 million, or 32.7% of total revenue for the year ended December 31, 2016, an increase of $14.9 million or 9.5%. The increase in gross margin as a percent of revenue was primarily impacted by positive leverage from volume growth and a reduction in the low margin capital sales revenue.

Selling, General and Administrative, Gain on Settlement and Interest Expense

(in thousands)

	Year Ended December 31,
	2017	2016	Change	% Change
Selling, general and administrative	$125,910	$119,389	$6,521	5.5%
Gain on settlement	—	(3,074)	3,074	*
Interest expense	53,762	53,043	719	1.4

*Not meaningful

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2017 increased by $6.5 million, or 5.5%, to $125.9 million as compared to the same period of 2016. The increase was primarily due to the acquisition of Agiliti Imaging and higher payroll related costs and legal expense.

Selling, general and administrative expense as a percentage of total revenue was 24.5% and 24.9% for the years ended December 31, 2017 and 2016, respectively.

Gain on Settlement

Gain on settlement of $3.1 million for the year ended December 31, 2016 was related to a settlement with a supplier.

Interest Expense

Interest expense for the year ended December 31, 2017 increased by $0.7 million, or 1.4%, to $53.8 million as compared to the same period of 2016. Interest expense includes amortization of deferred financing fees associated with our debt of $2.3 and $2.3 million for years ended December 31, 2017 and 2016, respectively.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. Internal Revenue Code (“the Code”) that affects 2017, including, but not limited to, accelerated depreciation that will allow for full expensing of qualified property. The Tax Act also establishes new tax laws that will affect 2018 and after, including a reduction in the U.S. federal corporate income tax rate from 35% to 21%, as well as limitations on the deductibility of interest expense and executive compensation. The SEC issued Staff Accounting Bulletin No. 118, which allows companies to record reasonable estimates of enactment impacts where the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. As a result of the reduction of the federal corporate income tax rate, we revalued our net deferred tax liability, which resulted in a provisional income tax benefit of approximately $18.3 million for the year ended December 31, 2017. As of December 31, 2018, the impacts of The Act have been finalized. The impact of the finalization of the provisional estimate associated with the revaluation of our net deferred tax liability was insignificant. All future impacts of future issued guidance will be appropriately accounted for in the period in which the law is enacted.

Income taxes were a benefit of $17.2 and an expense of $0.9 million for the years ended December 31, 2017 and 2016, respectively. The tax benefit for the year ended December 31, 2017 was primarily due to the revaluation of our net deferred tax liability. Income taxes for the years ended 2016 also include state income taxes and tax amortization on indefinite-life intangibles. The Company will continue to incur deferred tax expense in the future as tax amortization occurs.

Consolidated Net Income (Loss)

Consolidated net income (loss) was $9.2 and $(13.5) million for the years ended December 31, 2017 and 2016, respectively. Net income was impacted primarily by growth in revenue and change in income tax.

Adjusted EBITDA

Adjusted EBITDA was $137.8 and $129.6 million for the years ended December 31, 2017 and 2016, respectively. Adjusted EBITDA for the year ended December 31, 2017 was positively impacted by revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

Financing Structure.  As of December 31, 2018, our major sources of funds were comprised of $425.0 million aggregate principal amount of our Original Notes (as defined below), $220.0 million aggregate principal amount of our Add-on Notes (as defined below), $235.0 million senior secured credit facility and $20.0 million of vehicle leases.

Original Notes and Add-on Notes – 7.625%. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Original Notes”) under an indenture dated as of August 7, 2012 (the “2012 Indenture”).  On February 12, 2013, we issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Add-on Notes”, and along with the Original Notes, the “2012 Notes”) as “additional notes” pursuant to the 2012 Indenture. The 2012 Notes were originally scheduled to mature on August 15, 2020.

The 2012 Indenture provided that the 2012 Notes were our second lien senior secured obligations and were fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future 100%-owned domestic subsidiaries. Our 2012 Notes were subject to certain debt covenants. We were in compliance with all financial covenants under the 2012 Indenture for all years presented.

Interest on the 2012 Notes was payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year. If we sell certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

On February 4, 2019, Agiliti Health redeemed all of its outstanding $645.0 million aggregate principal amount of 2012 Notes at a redemption price equal to 100.00% of the aggregate principal amount of notes redeemed. On the same date, the 2012 Indenture was satisfied and discharged in accordance with its terms and the collateral securing the 2012 Notes was released.

Credit Facilities. On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility was a first lien senior secured asset based revolving credit facility that was available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement were secured by a first priority security interest in substantially all of the assets of the Company, Parent, Agiliti Surgical and Agiliti Imaging, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement were unconditionally guaranteed by the Parent, Agiliti Surgical and Agiliti Imaging.

At December 31, 2018, we had $25.9 million of borrowings outstanding accruing interest at a rate of 6.5%. We were in compliance with all financial debt covenants for all years presented.

On January 4, 2019, in connection with and substantially concurrent with the closing of the Business Combination, Agiliti Health entered into a credit agreement governing its new senior secured credit facilities (the “New Senior Secured Credit Facilities”) with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, Agiliti Holdco, certain subsidiaries of Agiliti Health acting as guarantors (the “Guarantors”), and the lenders from time to time party thereto.

The New Senior Secured Credit Facilities provide for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660,000,000 (the “New Term Loan Facility”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150,000,000 (the “New Revolving Facility”). Agiliti Health drew approximately $34.0 million of revolving loans on January 4, 2019 to pay certain fees and expenses in the Business Combination. The proceeds of the New Term Loan Facility were drawn on February 1, 2019, and used to redeem all 2012 Notes as described above. Agiliti Health called the 2012 Notes for redemption on January 4, 2019, prior to the consummation of the Business Combination. The 2012 Notes were redeemed on February 4, 2019.

The term loans under the New Term Loan Facility amortize in equal quarterly installments, commencing on June 30, 2019, in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance due and payable at maturity unless prepaid prior thereto.

Borrowings under the New Senior Secured Credit Facilities bear interest, at Agiliti Health’s option, at a rate per annum equal to an applicable margin over either (a) a base rate determined by reference to the highest of (1) the prime lending rate published in the Wall Street Journal, (2) the federal funds effective rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period, plus 1.00%, or (b) a LIBOR rate determined by reference to the LIBOR rate as set forth by the ICE Benchmark Administration for the interest period relevant to such borrowing, in each case, subject to interest rate floors.

The New Senior Secured Credit Facilities contain a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of Agiliti Health and the guarantors thereunder to incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; pay dividends and distributions or repurchase capital stock; prepay, redeem or repurchase certain indebtedness; make investments, loans and advances; enter into agreements which limit the ability of Agiliti Health and the guarantors thereunder to incur lients on assets; and enter into amendments to certain junior lien and subordinated indebtedness in a manner materially adverse to the lenders.

Liquidity

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our New Revolving Facility, which provides loans in the amount of up to $150.0 million. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We require substantial cash to operate our healthcare solutions and to service our debt.  Our healthcare solutions require us to invest a significant amount of cash in medical equipment purchases.  To the extent that such expenditures cannot be funded from our operating cash flow, borrowing under our New Revolving Facility or other financing sources, we may not be able to conduct our business or grow as currently planned. We currently expect that over the next 12 months, we will make investments of approximately $45 to $55 million in medical equipment and other capital expenditures, net of asset sales.  This estimate is subject to numerous assumptions, including revenue growth, the number of on-site managed solutions signings, and any significant changes in customer contracts.

If we are unable to generate sufficient cash flow from operations in order to service our debt, we will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  If we are unable to repay our debt at maturity, we may have to obtain alternative financing, which may not be available to us.

The following table sets forth selected historical information regarding our cash flows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Other Financial Data:
Net cash provided by operating activities	$86,323	$70,619	$54,722
Net cash used in investing activities	(51,034)	(55,124)	(69,654)
Net cash (used in) provided by financing activities	(27,949)	(15,495)	14,932

Net cash provided by operating activities was $86.3,  $70.6 and $54.7 million for the years ended December 31, 2018,  2017 and 2016, respectively.  Net cash provided by operating activities increased in 2018 compared to 2017 primarily due to higher earnings before intangible asset impairment charge, and higher accrual and accounts payable which was partially offset by higher accounts receivable from growth in revenue and the timing of accounts receivable collections received by customers.  Consolidated net income for 2018, adjusted for the non-cash portion of the gain on settlement, intangible asset impairment charge, net of tax, and the removal of valuation allowance in 2018, was $8.5 million, compared to consolidated net loss of $9.1 million for 2017, adjusted for $18.3 million related to the comprehensive tax legislation. The increase was impacted primarily due to the 9.8% increase in revenue and the $3.0 million cash gain from the legal settlement. The timing of accounts payable payments in 2018 compared to the same period in 2017 resulted in an increase in net cash provided by operations of $4.5 million. The incentive accrual increased by $11.4 million in 2018 compared to an increase of $0.6 million in 2017, due to the Company's financial performance in 2018 compared to 2017. Net cash provided by operating activities increased in 2017 compared to 2016 primarily due to improved earnings and working capital improvements versus the prior year. Consolidated net income for 2017, adjusted for the income tax benefit of $18.3 million related to the comprehensive tax legislation, was a loss of $9.1 million compared to a loss of $13.5 million for 2016. The improvement was primarily due to the 7.4% increase in revenue, partially offset by the $3.1 million gain on settlement in 2016. The working capital improvements were driven by timing of customer accounts receivable payments and reflect use of cash in 2017 of $5.7 million, compared to use of cash in 2016 of $11.2 million. In addition, other operating assets improved by $5.6 million, as 2016 reflected a use of cash of $5.5 million related to increases in prepaids related to software and vendor contracts. Other operating liabilities improved by $3.7 million primarily related to incentive accruals based on the Company's financial performance.

Net cash used in investing activities was $51.0,  $55.1 and $69.7 million for the years ended December 31, 2018,  2017 and 2016, respectively.  The decrease in net cash used in investing activities in 2018 compared to 2017 was primarily due to a previous year acquisition, which resulted in a use of cash of $5.6 million. This acquisition was partially offset by cash inflows of $3.7 million related to the release of escrow funds from our acquisition in November 2016. The decrease in net cash used in investing activities in 2017 compared to 2016 was primarily due to lower acquisition costs and lower medical equipment purchases. In 2017, the Company had two acquisitions approximating $6.4 million, offset by an escrow refund of $3.7 million, compared to one acquisition in 2016 approximating $15.6 million. Medical equipment purchases declined by $9.9 million as we emphasized our service related business solutions. In addition, the proceeds from the disposition of property plant and equipment declined by $6.4 million due to our strategy to reduce one-time capital sales with customers.

Net cash (used in) provided by financing activities was $(27.9),  $(15.5) and $14.9 million for the years ended December 31, 2018,  2017 and 2016, respectively. The increase in net cash used in financing activities in 2018 compared to 2017 was primarily due to higher payments on our senior secured credit facility. The Company's financial performance in 2018 has provided higher net cash from operating activities, which were used to pay down the senior secured credit facility. The increase in net cash used in financing activities in 2017 compared to 2016 was primarily due to lower net borrowings under the senior secured credit facility in 2017 and a reduction in book overdrafts. The lower net borrowings in 2017 were driven by the increase in cash provided by operating activities and the lower cash needed for acquisitions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2018, we did not have any unconsolidated SPEs.

Contractual Obligations

The following is a summary, as of December 31, 2018, of our future contractual obligations:

	Payments due by period
(in thousands)					2024 and
Contractual Obligations	Total	2019	2020 - 2021	2022 - 2023	beyond
Other Financial Data:
Long-term debt principal obligations (1)	$670,933	$—	$670,933	$—	$—
Interest on notes (1)	79,920	49,181	30,738	—	—
Principal and interest on capital lease obligations	22,122	6,482	7,850	4,012	3,778
Operating lease obligations	35,397	9,914	15,451	7,717	2,315
Pension obligations (2)	515	515	—	—	—
Unrecognized tax positions (3)	1,365	—	—	—	—
Total contractual obligations	$810,252	$66,092	$724,972	$11,729	$6,093
Other commercial commitments:
Stand by letter of credit	$5,275	$—	$—	$—	$—

(1)	The senior secured credit facility and 2012 Notes reflected in this table are no longer outstanding as described above.
(2)	While our net pension liability at December 31, 2018 was approximately $7 million, we cannot reasonably estimate required payments beyond 2019 due to changing actuarial and market conditions.
(3)	We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance expected in 2019, we believe our cash from operations and additional borrowings under our New Revolving Facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions.  However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.

Our levels of borrowing are further restricted by the financial covenants set forth in our New Revolving Facility, which covenants are summarized above.

As of December 31, 2018, we were in compliance with all covenants for all years presented.

Our expansion and acquisition strategy may require substantial capital.  Sufficient funding for future acquisitions may not be available under our New Revolving Facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 15, Note 2, Significant Accounting Policies.

FORWARD LOOKING STATEMENTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

We believe statements in this Annual Report on Form 10-K looking forward in time involve risks and uncertainties.  The following factors, among others, could adversely affect our business, operations and financial condition causing our actual results to differ materially from those expressed in any forward-looking statements:

•	our competitors’ activities;
•	our customers’ patient census or service needs;
•	global economic conditions’ effect on our customers;
•	our ability to maintain existing contracts or contract terms and enter new contracts with customers;
•	consolidation in the healthcare industry and its effect on prices;
•	our relationships with key suppliers;
•	our ability to change the manner in which healthcare providers procure medical equipment;
•	the absence of long-term commitments and cancellations by or disputes with customers;
•	our dependence on key personnel;
•	our ability to identify and manage acquisitions;
•	increases in expenses related to our pension plan;
•	our cash flow fluctuation;
•	the increased credit risks associated with doing business with home care providers and nursing homes;
•	the risk of claims associated with medical equipment we outsource and service;
•	increased costs we cannot pass through;
•	the failure of any management information system;
•	the inherent limitations on internal controls of our financial reporting;
•	the uncertainty surrounding healthcare reform initiatives;
•	the federal Privacy law risks;
•	the federal Anti-Kickback law risks;
•	changes to third-party payor reimbursement for healthcare items and services;
•	potential other new healthcare laws or regulations;
•	our customers operate in a highly regulated environment;
•	our fleet’s risk of recalls or obsolescence;
•	our substantial debt service obligations;
•	our need for substantial cash to operate and expand our business as planned;
•	our history of net losses and substantial interest expense;
•	our common stock and warrants are not listed on a national securities exchange;
•	the warrant agreement governing our warrants may be amended; and
•	the risk factors as set forth in Item 1A.

We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events included in this Annual Report on Form 10-K might not occur.

ITEM 7A:  Quantitative and Qualitative Disclosures about Market Risk

For purposes of this Item 7A, “we”, “us”, “our” and similar words and the Company refer to Agiliti Health.

We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation.  We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of December 31, 2018, we had approximately $694.5 million of total debt outstanding before netting with deferred financing costs, of which $25.9 million was bearing interest at variable rates.  Based on variable debt levels at December 31, 2018, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $0.3 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles.  A hypothetical 10% increase or decrease in the average 2018 prices of unleaded gasoline, assuming normal gasoline usage levels for the year, would lead to an annual increase or decrease in fuel costs of approximately $0.4 million.

Pension

Our pension plan assets, which were approximately $19.9 million at December 31, 2018 are subject to volatility that can be caused by fluctuations in general economic conditions.  Continued market volatility and disruption could cause further declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase.  A hypothetical 10% decrease in the fair value of plan assets at December 31, 2018 would lead to a decrease in the funded status of the plan of approximately $2.0 million.

Other Market Risk

As of December 31, 2018, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The following table sets forth certain unaudited quarterly financial data of Agiliti Health for 2018 and 2017.  In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.  The operating results for any one quarter are not necessarily indicative of results for any future period.

Selected Quarterly Financial Information

(Unaudited)

	Year Ended December 31, 2018
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenue	$142,355	$140,707	$138,113	$144,071
Gross margin	$51,493	$50,173	$46,188	$49,555
Gross margin %	36.2%	35.7%	33.4%	34.4%
Consolidated net income (loss)	$4,740	$24,999	$1,372	$(62,663)
Net cash provided by operating activities	$1,439	$44,386	$9,011	$31,487
Net cash used in investing activities	$(18,157)	$(8,200)	$(10,995)	$(13,682)
Net cash provided by (used in) financing activities	$16,718	$(36,008)	$1,806	$(10,465)

	Year Ended December 31, 2017
	Quarter Ended
(in thousands)	March 31	June 30	September 30	December 31
Total revenue	$130,652	$128,210	$123,772	$132,149
Gross margin	$45,767	$42,015	$39,364	$44,609
Gross margin %	35.0%	32.8%	31.8%	33.8%
Consolidated net (loss) income	$(1,890)	$(2,293)	$(3,107)	$16,532
Net cash (used in) provided by operating activities	$(5,304)	$36,357	$2,681	$36,885
Net cash used in investing activities	$(13,446)	$(14,927)	$(10,601)	$(16,150)
Net cash provided by (used in) financing activities	$18,750	$(21,430)	$7,920	$(20,735)

The Report of the Independent Registered Public Accounting Firm, Financial Statements, and Schedules are set forth in Part IV, Item 15 of this Annual Report of Form 10-K.

ITEM 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of Agiliti Health’s disclosure controls and procedures.  Based upon, and as of the date of, that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Agiliti Health’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that our Company files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Such internal control includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

/s/ Thomas J. Leonard	/s/ James B. Pekarek
Thomas J. Leonard	James B. Pekarek
Chief Executive Officer and Director	Executive Vice President and
Chief Financial Officer

Changes in Internal Control over Financial Reporting.

Beginning January 1, 2018, we implemented ASU 2014-09. Although the adoption of the new revenue standard had no significant impact on our results of operations, cash flows, or financial position, we did implement changes to our controls related to revenue. These included the development of new policies based on the five-step model provided in the new revenue standard, enhanced contract review requirements and other ongoing monitoring activities. These controls were designed to provide assurance at a reasonable level of the fair presentation of our condensed consolidated financial statements and related disclosures. There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B:  Other Information

None.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the ages and the current positions of Agiliti’s executive officers and directors as of March 8, 2019.

Name	Age	Position
Thomas J. Leonard	51	Chief Executive Officer and Director
James B. Pekarek	50	Executive Vice President and Chief Financial Officer
Kevin E. Ketzel	50	President
Bettyann Bird	58	Senior Vice President, Marketing
Robert L. Creviston	52	Chief Human Resources Officer
Scott A. Christensen	54	Vice President, Controller and Chief Accounting Officer
Lee M. Neumann	43	Senior Vice President and General Counsel
John L. Workman	67	Director and Chairman of the Board of Directors
Michael A. Bell	53	Director
Darren M. Friedman	50	Director
Gary L. Gottlieb	63	Director
Joshua M. Nelson	46	Director
Megan M. Preiner	35	Director
Scott M. Sperling	61	Director

Thomas J. Leonard joined us as Chief Executive Officer and has been a member of our Board of Directors since April 2015.  Prior to joining the Company, Mr. Leonard served as the President of Medical Systems for CareFusion Corporation, where he led the $2.4 billion revenue global medical device segment, which includes Alaris® infusion pumps, Pyxis® automated dispensing and patient identification systems, and AVEA® and LTV® series ventilators and respiratory diagnostics products. Prior to joining CareFusion in 2008, Mr. Leonard served as the Senior Vice President and General Manager of Ambulatory Solutions for McKesson Provider Technologies, and prior to that, Executive Vice President of Operations for Picis, Inc. Mr. Leonard has a Bachelor degree in Engineering from the United States Naval Academy and a Master of Business Administration degree from S.C Johnson Graduate School of Management at Cornell University.

James B. Pekarek joined us in April 2013 as Executive Vice President and Chief Financial Officer.  Prior to joining the Company, Mr. Pekarek was the Chief Financial Officer for Cornerstone Brands since 2005. Cornerstone Brands is a leading home and apparel lifestyle retailer. Before that, Mr. Pekarek held executive level finance positions with The Spiegel Group, Montgomery Wards, Inc. and Outboard Marine Corporation. Mr. Pekarek has a Master of Business Administration degree from Northwestern University and a Bachelor of Science in Accounting from Indiana University.

Kevin E. Ketzel became president in January 2016. Mr. Ketzel was appointed as Executive Vice President, Sales & Marketing of the Company in July 2015. Prior to joining the Company, Mr. Ketzel was most recently the Senior Vice President & General Manager of the Respiratory Technologies global business unit of CareFusion, a leading medical technology company.  Prior to that, Mr. Ketzel held general management, operational, sales, R&D, service and marketing leadership positions at Mediware Information Systems, Allscripts, MedSynergies and Cerner Corporation.

Bettyann Bird joined us in January 2016 as the Senior Vice President of Marketing. Prior to joining us, Ms. Bird was Vice President of Marketing for the Global Dispensing business at CareFusion from 2012 to 2015. She has held numerous executive leadership roles within the healthcare industry, including Executive at eHealth Portal from 2009 to 2011, President and CEO of eStudySite from 2007 to 2008 and President of the Consulting and Services business of Cardinal Health from 2004 to 2006. Prior to that, Bettyann held leadership positions with Deloitte Consulting and Ernst & Young from 2000 to 2004. She spent her early years in healthcare as a trauma and intensive care nurse. Ms. Bird earned a bachelor's degree in Nursing from Texas Christian University and an MBA from Baylor University.

Robert L. Creviston was named Chief Human Resources Officer effective February 2013. From 2007 until 2013, Mr. Creviston was the Vice President of Human Resources - Midwest Group at Waste Management, Inc., a leading North America provider of integrated environmental solutions. From 2000 to 2007 he held a variety of human resources management roles at Pactiv Corporation, a packaging business focused in the food service and consumer products space. Mr. Creviston hold a B.S. in Industrial and Labor Relations from Cornell University.

Scott A. Christensen joined us in 2012 as Controller and Chief Accounting Officer. In 2013, Mr. Christensen was named Vice President.  Prior to joining us, from 1992 to 2012 Mr. Christensen served in several executive capacities at Supervalu, Inc., one of the largest companies in the U.S. grocery channel, including Vice President of Finance and Vice President of Accounting. From 1987 to 1992, Mr. Christensen served as a supervising accountant at KPMG Peat Marwick. Mr. Christensen is a graduate of St. Cloud State University and holds a Bachelor of Science degree in Accounting.

Lee M. Neumann became our General Counsel in January 2011.  In 2015, Ms. Neumann became Senior Vice President and General Counsel.  From 2009 to 2011, Ms. Neumann was our Associate General Counsel.  Prior to joining us, Ms. Neumann was an attorney at Faegre Baker Daniels LLP, formerly Faegre & Benson LLP, from 2002 to 2009.  Ms. Neumann holds a Juris Doctorate degree from Hamline University School of Law and a Bachelor of Arts degree in Biology from Gustavus Adolphus College.

John L. Workman joined us in November 2014 as a director and Chair of the Audit Committee.  From February to April 2015, Mr. Workman was the Company’s Interim Executive Chairman of the Board.  In April 2015, Mr. Workman was appointed as non-executive Chairman of the Board.  From 2012 to June 2014, Mr. Workman served as Chief Executive Officer and Director at OmniCare, Inc.  Prior to that, Mr. Workman served as Chief Financial Officer of OmniCare, Inc. from 2009 to 2012, and President from 2011 to 2012.  Prior to joining OmniCare, Mr. Workman served as Chief Financial Officer of HealthSouth Corporation from 2004 to 2009.  Prior to that, he spent six years serving in executive officer roles at U.S. Can Corporation, including Chief Executive Officer and Chief Operating Officer. Mr. Workman also spent more than 14 years with Montgomery Ward & Company, Inc., serving in various financial leadership capacities, including Chief Financial Officer and Chief Restructuring Officer. Mr. Workman began his career with the public accounting firm KPMG LLP.  Mr. Workman is also a Director of Federal Signal Corporation (NYSE:FSS), an international manufacturing company that specializes in environmental and safety solutions where he chairs the Audit Committee.  Mr. Workman also serves on the Board of ConMed (NASDAQ:CNMD), an international manufacturer of equipment and supplies for orthopedic and general surgery and was a director of CareCapital Properties (NYSE:CCP), a REIT involved with long-term healthcare facilities from August 2015 until August 2017.  Mr. Workman holds a Master of Business Administration degree from University of Chicago and a Bachelor of Science degree from Indiana University.

Michael A. Bell became a member of our board of directors in January 2019. Mr. Bell is a Managing Director at Thomas H. Lee Partners, L.P. (“THL”). Most recently, was an executive advisor to THL. Prior to that, Mr. Bell was Chairman of Syneos Health, Inc. (formerly INC Research Holdings, Inc./inVentiv Health, Inc.). From August 1, 2017 to December 1, 2017, Mr. Bell served as Executive Chairman and President of Syneos Health Commercial Solutions (formerly inVentiv Health Commercial Solutions). From September 2014 until he joined Syneos Health, Inc., Mr. Bell served as Chairman and Chief Executive Officer of Inventiv Health, Inc. Mr. Bell served as inVentiv Health, Inc.'s Chief Operating Officer from May 2014 until his appointment as Chairman and Chief Executive Officer. From 1998 until he joined inVentiv Health, Inc., Mr. Bell was a Managing Partner and Founder of Monitor Clipper Partners, a private equity firm where he invested in companies in the professional services, procurement outsourcing and biopharmaceutical services industries. Mr. Bell also served as Senior Executive Vice President of John Hancock Financial Services, Inc., reporting to the Chairman and Chief Executive Officer, from 2001 until the business was sold to Manulife Financial Corporation in 2004. In 1983, Mr. Bell was a founder of Monitor Group, a management consulting firm engaged across the healthcare delivery system, and was a member of the firm's leadership team until 1998 when he joined Monitor Clipper Partners, LLC. Mr. Bell holds a B.S. in Economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Harvard Business School.

Darren M. Friedman became a member of our board of directors in March 2019. Mr. Friedman is a Partner of StepStone Group LP, a global private markets firm that oversees approximately $240 billion of private capital allocations. Prior to joining StepStone in 2010, Mr. Friedman was a Managing Partner of Citi Private Equity, where he worked from 2001 to 2010, managing over $10 billion of capital across various private equity investing activities. Mr. Friedman sits or has sat on the boards or advisory boards of multiple portfolio companies, general partners and a number of Investment Committees. Prior to joining Citi Private Equity, Mr. Friedman worked in the Investment Banking division at Salomon Smith Barney. Mr. Friedman has a MBA from the Wharton School at the University of Pennsylvania and a B.S. in Finance from the University of Illinois.

Dr. Gary L. Gottlieb became a member of our board of directors in January 2019. Dr. Gottlieb has served as the Chief Executive Officer of Partners In Health since March 2015. From 2010 until February of 2015, he served as President and Chief Executive Officer of Partners HealthCare, the parent of the Brigham and Women's and Massachusetts General Hospitals. Dr. Gottlieb currently serves as Chairman of the Board of Directors of the Federal Reserve Bank of Boston. Dr. Gottlieb also serves as a professor of psychiatry at Harvard Medical School and a member of the National Academy of Medicine. He served as President of Brigham and Women's Hospital, as President of North Shore Medical Center, and as Chairman of Partners Psychiatry. Dr. Gottlieb has also served as a Director of Kyruus, Inc., OM1, Inc. and inVentiv Health, Inc. and as an Executive Partner of Flare Capital Partners. Dr. Gottlieb earned an M.B.A from the Wharton Graduate School of Business Administration and an M.D. from the Albany Medical College of Union University in a six-year accelerated biomedical program.

Joshua M. Nelson became a member of our board of directors in January 2019. Mr. Nelson is a Managing Director and Head of Healthcare at THL, which he joined in 2003. Prior to joining THL, he worked at JPMorgan Partners, the private equity affiliate of JPMorgan Chase. Mr. Nelson currently serves on the board of Syneos Health, Inc., CSafe Global, Healthcare Staffing Services and Professional Physical Therapy, and he previously served on the boards of 1-800 CONTACTS, Inc., Curo Health Services, Intermedix Corporation and Party City Holdco. Mr. Nelson holds a B.A. in political science, summa cum laude, from Princeton University and an M.B.A., with honors, from Harvard Business School.

Megan M. Preiner became a member of our board of directors in January 2019. Ms. Preiner is a Director at THL, which she joined in 2008. Prior to joining THL, she worked in the Media and Telecommunications Group at Credit Suisse. Ms. Preiner currently serves on the board of CSafe Global, Healthcare Staffing Services and Phillips Pet Food & Supplies, and she previously served on the board of Intermedix Corporation. Ms. Preiner holds a B.A. in Political Economy, cum laude, from Georgetown University and an M.B.A. from Harvard Business School.

Scott M. Sperling became a member of our board of directors in January 2019. Mr. Sperling is currently a Co-President of THL, which he has led for over 20 years. Mr. Sperling's current and prior directorships include Thermo Fisher Scientific, Experian Information Solutions, Houghton Mifflin Co., iHeartMedia, Inc., Madison Square Garden Company, ProcureNet, ProSiebenSat.1, Univision Communications, Inc., Warner Music Group, Fisher Scientific, Front Line Management Companies, Inc., The Learning Company, PriCellular Corp, Wyndham Hotels and several other private companies. Mr. Sperling is also the Chairman of Partners HealthCare, the parent of the Massachusetts General Hospital, Brigham Health and a number of the nation's other leading academic medical centers, community hospitals and physician organizations. Prior to joining THL, Mr. Sperling was, for more than ten years, managing partner of The Aeneas Group, Inc., the private capital affiliate of Harvard Management Company. Before that he was a senior consultant with the Boston Consulting Group. Mr. Sperling holds a B.S. from Purdue University and an M.B.A. from Harvard Business School.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors

The current members of the board of directors of Agiliti are Thomas Leonard, Michael Bell, Darren Friedman, Gary Gottlieb, Joshua Nelson, Megan Preiner, Scott Sperling and John Workman. Mr. Friedman was elected to serve as a director of Agiliti effective as of March 5, 2019. Such election filled the vacancy created by Barry Schochet's departure from our board of directors. Each member of our board of directors is expected to devote sufficient time, energy and attention to ensure diligent performance of his or her duties.

Committees of the Board of Directors

Audit Committee

Our current audit committee members are John Workman, Darren Friedman and Megan Preiner.  Mr. Workman is the chairman.

We believe that Mr. Workman is an independent director under the independence standards of the NASDAQ Stock Market LLC (“NASDAQ”), which the Company has adopted to determine the independence of its directors.

Our board has determined that Mr. Workman, who is chairman of the audit committee, qualifies as an “audit committee financial expert” as that term is defined under Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our current compensation committee consists of Michael Bell,  Joshua Nelson and Megan Preiner. Mr. Bell is the chairman.

We believe that Messrs. Bell and Nelson and Ms. Preiner are independent under NASDAQ independence standards.

Nominating and Governance Committee

Our current nominating and governance committee consists of Gary Gottlieb, Joshua Nelson and Scott Sperling. Mr. Nelson is the chairman.

We believe that Messrs. Gottlieb, Nelson and Sperling are independent under NASDAQ independence standards.

Attendance by the Board of Directors of Agiliti Health in 2018

Prior to the Business Combination, Agiliti’s board of directors did not hold meetings and acted by written consent in accordance with its then current certificate of incorporation and bylaws.

Agiliti Health’s board of directors, which members were Thomas Leonard, Bret Bowerman, David Crane, Michael Feiner, John Grotting, Bob Juneja, Barry Schochet, John Workman and Keith Zadourian met four times during 2018. The then-current directors attended 100% of the meetings of the board and various committees that occurred during their term of service during 2018. The then-current audit committee met four times during 2018 with all members present at 100% of the meetings. The then-current  compensation committee met two times during 2018 with all members present at 100% of the meetings.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a code of conduct and ethics for all employees, directors and officers, including our chief executive officer, chief financial officer and chief accounting officer. Our code of conduct and ethics can be found at our website, www.agilitihealth.com.

ITEM 11:  Executive Compensation

For purposes of this Item 11, “we”, “us”, “our” and the “Company” refer to Agiliti Holdco. References to “our board of directors” and “our compensation committee” are to the board of directors and compensation committee of Agiliti Health prior to the closing of the Business Combination.

COMPENSATION DISCUSSION AND ANALYSIS

The executive compensation discussion and analysis set forth herein reflects the executive compensation of Agiliti Holdco and its subsidiaries for the year ended December 31, 2018 and does not describe or give effect to the Business Combination.

Introduction

In this compensation discussion and analysis we discuss our compensation program, including our compensation philosophy and objectives and each component of compensation for our chief executive officer, chief financial officer, and the other individuals included in the Summary Compensation Table below (collectively, the “named executive officers”).

The base salary and annual performance-based incentive compensation paid to our named executive officers for fiscal 2018 was determined by the compensation committee in March 2018 and March 2019, respectively, and recommended to our board of directors for final approval, which occurred in March 2018 and March 2019, respectively.

Compensation Philosophy and Objectives

We strive to ensure that we are able to attract and retain talented employees and reward performance. We also believe that the most effective executive compensation program is one that is designed to reward the achievement of specific annual and long-term strategic goals of our Company. Accordingly, our compensation committee (and our board, in ratifying the compensation committee’s determination) evaluates both performance and compensation to ensure both that the compensation provided to key executives is fair and reasonable, and that it remains competitive relative to the compensation paid to similarly situated executives of a group of peer companies in the same or similar industries, adjusted for our size and ownership model. To these ends, our compensation committee and board of directors have determined that our executive compensation program for our named executive officers should include base salary, annual performance-based incentive and long-term equity (stock option) compensation that rewards performance as measured against established goals, and competitive health, dental and other benefits.

Overview of Compensation Program and Process

We have structured our compensation program to motivate the named executive officers to achieve the business goals set by us, and to reward them for achieving these goals. In furtherance of this, our compensation committee conducts an annual review of our total compensation program to achieve the following goals:

•	provide fair, reasonable and competitive compensation;
•	link compensation with our business plans;
•	reward achievement of both company and individual performance; and
•	attract and retain talented executives who are critical to the Company’s success.

We believe that these goals reflect the importance of pay for performance by providing our named executive officers with an opportunity to earn compensation for above average performance. The compensation for each named executive officer includes (1) a base salary that we believe is competitive with salary levels for similarly situated executives of our peer companies, adjusted for our size and ownership model, and (2) incentive compensation that is contingent upon achievement of specific corporate and individual objectives.

In 2018, the compensation committee considered certain elements of total compensation against a group of publicly traded companies in the same or related industries (the “Peer Group”). In fiscal 2018, our compensation committee reviewed the compensation, including base salary and incentive compensation, paid to executives in the Peer Group, and considered the performance evaluations in determining the appropriate compensation for each named executive officer. In approving the compensation for our named executive officers, our board of directors considered the recommendations of our compensation committee, our company’s performance and the need to attract, retain, and motivate our executives.

It is challenging for us to identify a group of similarly situated peer companies, because the identity of competitors varies among our service solutions, and great variability exists in the size and scope of activities among healthcare industry businesses, including our competitors. For purposes of determining our 2018 compensation, our compensation committee determined that it was appropriate to select the following companies for inclusion in the Peer Group based on the sensitivity of each Peer Group member to similar marketplace trends and industry sector:

•	Stericycle, Inc., a company that outsources medical waste disposal services;
•	Healthcare Services Group, Inc., a company that outsources housekeeping and dietary services to medical facilities;
•	Cerner Corporation, a supplier of healthcare information technology solutions;
•	HealthSouth Corporation, a provider of inpatient rehabilitative services;
•	R1 RCM Inc., formerly known asAccretive Health, Inc., a provider of revenue cycle management services for the U.S. healthcare industry;
•	Premier Healthcare Solutions, Inc., a national healthcare alliance delivering an integrated platform of solutions through its supply chain services and performance services segments;
•	Team Health Holdings Inc., a provider of hospital-based clinical outsourcing in multiple departments including anesthesia, hospital medicine and emergency medicine;
•	Surgery Partners, Inc., a leading operator of surgical facilities and ancillary services;
•	Kinetic Concepts, Inc., a provider of negative pressure wound therapy devices; and
•

Hill-Rom Holdings, Inc., a manufacturer and provider of medical technologies and related services for the healthcare industry, including patient support systems, safe mobility and handling solutions, non-invasive therapeutic products for a variety of acute and chronic medical conditions, medical equipment rentals, surgical products and information technology solutions.

2018 Executive Compensation Components

For fiscal 2018 the principal components of compensation for our named executive officers were base salary and annual performance-based incentive compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits, and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. In addition, the named executive officers were eligible to receive stock option awards from Parent under its stock option plan. Although these awards were determined solely by Parent’s board of directors, our compensation committee considers the option awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.

We do not have an established formula or target for allocating between cash and non-cash compensation, or between short-term and long-term incentive compensation. Instead, our goal is to ensure that the compensation we pay is sufficient to attract and retain executive officers, and to reward them for performance that meets the goals set by our compensation committee.

Setting Executive Compensation

The compensation committee determines the total compensation for our named executive officers based on a consideration of the following factors:

•	the scope of responsibility of each named executive officer;
•	market data from Peer Group companies;
•	an assessment of the positions of similarly situated executives within the Peer Group and internal comparisons to the compensation received by those executives;
•	internal review of each named executive officer’s compensation, both individually and relative to other named executive officers;
•

individual performance of each named executive officer, which is assessed based on factors such as fulfillment of job responsibilities, the financial and operating performance of the activities directed by each named executive officer, experience and potential;

•	the total compensation paid to each named executive officer in past years (including long-term equity (stock option) compensation awarded by Parent under its stock option plan); and
•	performance evaluations for each named executive officer.

Base Salary

We provide our named executive officers with a base salary to compensate them for services rendered. Salary levels are typically considered in March of each year as part of our performance review process and upon a promotion or other change in job responsibility. Merit-based increases to salaries of the named executive officers are based on the compensation committee’s assessment of the individual’s performance.

Base salary ranges are determined for each named executive officer based on his or her position and responsibility and utilizing our compensation committee’s knowledge and expertise regarding the market, with reference to market data regarding Peer Group compensation compiled from public sources, compensation consultants and independent analysts. Base salary ranges are designed so that salary opportunities for a given position will be targeted at the midpoint of the base salary established for each range.

Goals and objectives for the overall senior management team at the Company include:

•	setting the appropriate tone at the top framework for ethics, policies and business practices across the Company;
•	driving growth of revenues and EBITDA;
•	being present in the field across our diverse geographical footprint with our localized employee base driving culture and best practices; and
•	supporting the roll out of our products to customers by helping to communicate the key customer benefits of reducing cost, improving efficiency and improving patient outcomes.

Each of the named executive officers is expected to participate in the above activities, with particular emphasis on their areas of expertise. Thus, Mr. Leonard has emphasis in setting the strategy and direction for the Company; Mr. Pekarek has emphasis areas in controls, reporting, budgeting and capital attraction; Mr. Ketzel has the emphasis areas of growth and revenues, operational excellence and customer service; Ms. Bird has the emphasis areas of market development, growth and research; and Mr. Creviston has the emphasis areas of development and retention of talent and design and administration of compensation programs.

Finding that the named executive officers achieved the objectives discussed above, on March 6, 2018, the compensation committee determined to increase the base salaries of Mr. Leonard from $666,250 to $685,000,  Mr. Pekarek from $435,625 to $450,000, Mr. Ketzel from $446,516 to $475,000, Mr. Creviston from $307,500 to $315,188 and Ms. Bird from $307,500 to $330,000.  These increases reflected the increasing complexity of the Company’s business and the increased responsibilities these executives took on to meet growth objectives. These include increased strategic partnership activity, product development, expanded geographic markets and design and delivery of more complex customer-focused service solutions.

On January 4, 2019, the board of directors of Agiliti approved an increase in Mr. Leonard’s annual salary from $685,000 to $750,000 effective upon consummation of the Business Combination.

Annual Performance-Based Incentive Compensation

The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on the Company’s financial performance. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for each officer (other than Mr. Leonard, whose percentage was specified in his employment agreement with us) set at a level the compensation committee has determined is consistent with his or her level of accountability and impact on our operations. In setting this percentage of base salary, the compensation committee also considers the incentive compensation paid to executives in the Peer Group. The percentage of base salary for our named executive officers (other than the chief executive officer) varies from 65% to 75% of base salary. The target award under the EIP for Mr. Leonard, our chief executive officer, was 100% of base salary, as specified in his employment agreement.  The 2018 EIP targets for each of our named executive officers were as follows:

2018 Executive Incentive Plan Target
Senior Manager	as a Percent of 2018 Base Salary
Thomas J. Leonard	100%
James B. Pekarek	70%
Kevin E. Ketzel	75%
Robert L. Creviston	65%
Bettyann Bird	70%

The corporate financial performance objectives under the EIP relate to capital expenditures and Adjusted EBITDA, defined as earnings attributable to Agiliti Health before interest expense, income taxes, depreciation and amortization and excludes non-cash share-based compensation expense, management, board and other nonrecurring gain, expenses or loss. The threshold levels for achievement of the corporate financial objective, and the formula for payment of awards under the EIP, are determined by the compensation committee. In March 2018, the threshold levels for achievement of the corporate financial objectives for 2018 EIP awards were finally determined by our compensation committee. Our named executive officers’ eligibility to earn an incentive award is based on the Company’s achievement of those corporate financial objectives for the current year, calculated by comparing actual and target capital expenditures and Adjusted EBITDA for that fiscal year.

Methodology

For fiscal 2018, the compensation committee established the capital expenditures target at $50 million and the Adjusted EBITDA target at $146 million.  Adjusted EBITDA is used internally as a measure of operational performance, we disclose it externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. EBITDA, however, is not a measure of financial performance under GAAP and should not be considered as an alternative to, or more meaningful than, net income as a measure of operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. Because Adjusted EBITDA is not a measure of GAAP and is thus susceptible to varying interpretations and calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA does not represent an amount of funds that is available for management’s discretionary use. Adjusted EBITDA is included because certain compensation plans are based upon this measure.

For fiscal 2018, the compensation committee reviewed the Company’s actual capital expenditures and Adjusted EBITDA performance and determined that the Company’s targets were achieved, such that by the formula determined by the compensation committee, Mr. Leonard will receive $1,361,473 for his award,  Mr. Pekarek will receive $625,424 for his award, Mr. Ketzel will receive $702,784 for his award, Mr.Creviston will receive $407,472 for his award and Ms. Bird will receive $447,845 for her award.

Award amounts for 2018 performance under the EIP were approved for the named executive officers by the compensation committee on March 5, 2019 and will be paid by the Company on April 5,  2019. The 2018 EIP award amounts are reflected in the “Non-equity Incentive Plan Compensation” column of the Summary Compensation Table.

During the past five years, the Company achieved performance of the target four times and achieved the maximum performance level twice. The payout percentage in the past five years ranged between approximately 66% and 200% of the participant’s target award opportunity. Generally, the minimum, target and maximum levels for achievement of the corporate financial objective are set, so that the relative difficulty of achieving the target is consistent from year to year.

Severance and/or Change of Control Benefits

The Company has adopted an Executive Severance Pay Plan that provides for severance benefits for certain of our senior executive officers, including Mr. Ketzel,  Mr. Creviston,  and Ms. Bird, who are named executive officers. In addition, the employment agreements with Mr. Leonard, our chief executive officer, and Mr. Pekarek, our chief financial officer effective throughout 2018 provided for severance and/or change of control benefits for Mr. Leonard and Mr. Pekarek. Severance and/or change in control benefits are meant to serve several purposes and are designed to:

•	aid in the attraction and retention of the executives as a competitive practice;
•	keep the executives focused on running the business, impartial and objective when confronted with transactions that could result in a change of control; and
•	encourage our executives to act in the best interest of our stockholder in evaluating transactions.

For a detailed discussion of the foregoing as of December 31, 2018, please refer to the caption “Potential Payments Upon Termination or Change in Control” below.

Long-Term Savings Plan and Other Benefits

The Company has adopted a Long-Term Savings Plan, which is a tax-qualified retirement savings plan pursuant to which all employees, including the named executive officers, are able to contribute to the plan the lesser of up to 60% of their annual salary or the limit prescribed by the Internal Revenue Service (“IRS”) on a pre-tax basis. The Company will match 50% of up to 6% of base pay that is contributed to the Long-Term Savings Plan, subject to the limits prescribed by the IRS, excluding any catch-up contributions. Matching contributions and any earnings on the matching contributions are vested in accordance with the following schedule:

Years of Service	Vesting Percentage
Less than 1	—
1	33%
2	66%
3	100%

Long-Term Equity Incentive (Stock Option) Compensation

The 2007 Stock Option Plan of Parent (“2007 Stock Option Plan”) provided for the award of stock options to our named executive officers and was designed to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;
•	provide an opportunity for increased equity ownership of Parent by executives; and
•	maintain competitive levels of total compensation.

Stock option award levels varied among participants based on their positions within the Company. Consistent with past practice, broad-based stock option awards were granted in June of 2007, following a change of control of the Company, which occurred in connection with the Transaction. Thereafter, options were generally expected to be granted periodically throughout the year and were granted to individuals who were newly hired or who were promoted or who increased their job responsibilities.  None of the executive officers received grants of options under the 2007 Stock Option Plan in 2018. The exercise price of stock option awards under the 2007 Stock Option Plan were equal to the fair market value of Parent’s common stock on the grant date as determined by the board of directors of Parent. The ultimate value of an award depends on Parent’s stock price. For a detailed discussion of the 2007 Stock Option Plan, including the August 2010 amendment to the vesting provisions of option agreements, see discussion under the heading “2007 Stock Option Plan” below.

Effective November 4, 2014, the compensation committee recommended, and the board of directors of Parent (the “Parent Board”) approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the compensation committee recommended, and the Parent Board approved, unilateral amendments to certain outstanding stock option agreements. These amendments extended the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options did not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements.

On May 9, 2018, Parent adopted the 2018 Executive Management Stock Option Plan (the “2018 Stock Option Plan”). Pursuant to the 2018 Stock Option Plan, awards may be in the form of Non-Qualified Stock Options. The maximum number of shares for which options could have been granted was 2,500,000 under the 2018 Stock Option Plan. In 2018, 2,499,000 shares of common stock were issued to certain Agiliti Health executives, including Named Executive Officers other than the Chief Executive Officer pursuant to the 2018 Stock Option Plan. Options granted pursuant to the 2018 Stock Option Plan had an exercise price of $0.71 per share and could only be exercised upon a change of control (as defined in the 2018 Stock Option Plan) and only if such change of control occurred no later than March 15th of the calendar year following the calendar year in which the signing of a binding agreement for Parent to undergo a change of control occurs.  No expense had been recorded for this plan in 2018.  Additionally, all awards of options granted pursuant to the 2018 Stock Option Plan provided for a claw back of all proceeds received for such options in the event an award recipient voluntarily terminated his or her employment with the Company without Good Reason or has his or her employment terminated by the Company for Cause (as such terms are defined in the Company’s Executive Severance Pay Plan) within one year following a Change in Control of the Parent.

On January 4, 2019, concurrently with the consummation of the Business Combination and in accordance with the terms of the A&R Merger Agreement, Agiliti assumed the 2007 Stock Option Plan and the 2018 Stock Option Plan. In accordance with the A&R Merger Agreement, approximately 75% of the outstanding stock option awards issued under these plans were terminated and exchanged for cash, and the remaining 25% of the outstanding stock option awards were rolled over into fully-vested options to purchase common stock of Agiliti subject to the same terms and conditions of the original awards. These options have a weighted average exercise price of $2.13 per share. Following the Business Combination, Agiliti will not make further grants of awards pursuant to the 2007 Stock Option Plan or the 2018 Stock Option Plan. Also on January 4, 2019, Agiliti assumed the Agiliti Health Executive Severance Plan.

In addition, on January 4, 2019, the Agiliti, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”) became effective. The 2018 Omnibus Incentive Plan was approved by FSAC’s stockholders at the special meeting held on January 3, 2019 to approve the Business Combination. The purpose of the 2018 Omnibus Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants of the Company. The 2018 Omnibus Incentive Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, bonus stock, dividend equivalents and other stock-based awards and other substitute awards, annual incentive awards and performance awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company and its affiliates, are eligible for grants under the 2018 Omnibus Incentive Plan. The Company has reserved a total of 10,356,000 shares of Agiliti Common Stock for issuance pursuant to the 2018 Omnibus Incentive Plan, subject to certain adjustments set forth therein.

Other Benefits

Our named executive officers are eligible to participate in the same broad-based benefit and welfare plans that are made available to our employees in general.

PAY RATIO

We have prepared, under applicable SEC rules, the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (other than the Chief Executive Officer), calculated as defined in Item 402(c)(2)(x). As disclosed in the Summary Compensation Table, our Chief Executive Officer’s annual total compensation for 2018 was $2,049,525. The annual total compensation of our median employee was $56,613. This results in a ratio of 36.2 to 1. The methodology used to determine our median employee is described below.

We determined our median employee based on, in our opinion, the best representation of ongoing total compensation as of December 31, 2018. Total compensation includes payments made during 2018, based on payroll records, in the following categories:

•	base salary/hourly pay, including overtime for non-exempt employees;
•	performance-based incentive payments; and
•

allowances/perquisites paid by the company to each specific employee (not including company-paid insurance premiums or other benefit programs where a cost/value cannot be attributed to a specific employee).

Total compensation was annualized in the case of regular full-time and part-time employees who joined the Company during 2018. Pay for temporary and on-demand employees was not annualized.

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

The compensation committee reviews and considers the Company’s deductibility of executive compensation. We believe that compensation paid under our EIP is generally deductible for federal income tax purposes. Section 280G of the IRS Code provides that the Company may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the compensation committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers. The Tax Act limited the Company’s deductibility to $1 million for named executive officers beginning after January 1, 2018.

Accounting for Share-Based Compensation

Beginning January 1, 2006, we began accounting for our share-based compensation, namely, stock options issued under the 2007 Stock Option Plan, as required by ASC Topic 718, “Compensation—Stock Compensation.”

After Parent established the 2007 Stock Option Plan, compensation expense related to service provided by the Company’s employees, including the named executive officers, is recognized in the Company’s Statements of Operations.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on this review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Michael Bell

Joshua Nelson

Megan Preiner

EXECUTIVE COMPENSATION

The following tables and accompanying narrative disclosure should be read in conjunction with the Compensation Discussion and Analysis. The following tables and accompanying narrative disclosure do not reflect or give effect to the modifications made to outstanding options as a result of the Business Combination that are described above.

SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2018,  2017, and 2016 fiscal years.

Amounts listed under the “Non-Equity Incentive Plan Compensation” column were determined in accordance with the  “2018 Executive Incentive Plan Targets”, as approved by the compensation committee of our board of directors. The non-equity incentive plan compensation will be paid on April 5,  2019.

					Non-Equity
					Incentive
			Option	Stock	Plan	All Other
Name and		Salary	Awards	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($)	($) (2)	($) (3)	($)
Thomas J. Leonard	2018	$679,952	$—	$—	$1,361,473	$8,100	$2,049,525
Chief Executive Officer	2017	$661,875	$—	$—	$697,616	$9,000	$1,368,491
and Director	2016	$650,000	$(190,700)	$—	$699,400	$9,000	$1,167,700

James B. Pekarek	2018	$446,130	$—	$—	$625,424	$9,180	$1,080,734
Executive Vice President	2017	$432,765	$—	$—	$350,000	$9,555	$792,320
and Chief Financial Officer	2016	$417,361	$167,150	$—	$330,000	$9,067	$923,578

Kevin E. Ketzel	2018	$467,331	$—	$—	$702,784	$8,100	$1,178,215
President	2017	$443,584	$—	$—	$400,000	$8,872	$852,456
	2016	$432,765	$167,150	$—	$360,000	$6,492	$966,407

Robert L. Creviston	2018	$313,118	$—	$—	$407,472	$5,427	$726,017
Chief Human Resources Officer	2017	$305,481	$—	$—	$209,285	$4,079	$518,845
	2016	$295,505	$117,005	$—	$210,000	$7,297	$629,807

Bettyann Bird	2018	$323,942	$—	$—	$447,845	$8,100	$779,887
Senior Vice President, Marketing	2017	$305,481	$—	$—	$250,000	$1,349	$556,830
	2016	$288,462	$534,880	$—	$225,000	$1,385	$1,049,727

(1)

The amounts in the “Option Awards” column reflect that Mr. Pekarek, Mr. Ketzel, Mr. Creviston and Ms. Bird received grants of options in the year ended December 31, 2016.  No option awards under the 2007 Stock Option Plan were granted in 2017 and 2018 to our named executive officers. On March 14, 2016, Mr. Leonard entered into an amended Stock Option Agreement with the Company, amending the amount of his stock option award from 15,000,000 options to 14,000,0000.  Mr. Leonard agreed to relinquish 1,000,000 options in order to return them to the stock option pool to be awarded to members of management.  The amounts in the “Option Awards” column reflect the grant date fair value or incremental fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 10, Share‑Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2018 included elsewhere in this Annual Report on Form 10-K. See the table below “2018 Grants of Plan-Based Awards” for information relating to the number of options granted in 2018 under the 2018 Stock Option Plan.

(2)

The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP, which is discussed in detail under the caption “Annual Performance—Based Incentive Compensation.”

(3)

The amounts in the “All Other Compensation” column reflect our contributions for all of the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits” and credit to the healthcare premium.

2018  GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
	Grant	Threshold	Target	Maximum	Options	Awards	Awards
Name	Date	($)	($)	($)	(#) (3)	($/sh)	($) (2)
Thomas J. Leonard	2018	$—	$680,000	$1,360,000	—	$—	$—

James B. Pekarek	2018	$—	$312,300	$624,600	600,000	$0.71	$—

Kevin E. Ketzel	2018	$—	$350,500	$701,000	600,000	$0.71	$—

Robert L. Creviston	2018	$—	$203,500	$407,000	233,000	$0.71	$—

Bettyann Bird	2018	$—	$226,800	$453,600	600,000	$0.71	$—

(1)

The amounts shown under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect the minimum, target and maximum payment levels, respectively, under the Company’s EIP. These amounts are based on the named executive officer’s base salary and position for the year ending and as of December 31, 2018. The 2018 EIP payout is included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)

The amounts in the “Grant Date Fair Value of Option Awards” column reflect the grant date fair value, determined in accordance with ASC Topic 718, of awards pursuant to the 2018 Stock Option Plan. Because options granted under the 2018 Stock Option Plan could only be exercised upon a change of control (as defined in the 2018 Stock Option Plan), no expense was recorded for this plan in 2018.

(3)	Stock options were granted to the named executive officers during 2018 under the 2018 Stock Option Plan.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

	OPTION AWARDS (1)					STOCK AWARDS (2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Number of Securities Underlying Restricted Stock Unit
Thomas J. Leonard	5/8/2015	8,999,998	5,000,002	$0.71	11/4/2024	4/13/2015	7,042,254
James B. Pekarek	5/10/2018	—	600,000	$0.71	(3)
James B. Pekarek	3/9/2016	250,000	250,000	$1.02	11/4/2024	—	—
James B. Pekarek	5/21/2013	2,750,000	—	$0.71	11/4/2024	—	—
Kevin E. Ketzel	5/10/2018	—	600,000	$0.71	(3)
Kevin E. Ketzel	3/9/2016	250,000	250,000	$1.02	11/4/2024	—	—
Kevin E. Ketzel	8/5/2015	1,833,315	916,685	$0.71	11/4/2024	—	—
Robert L. Creviston	5/10/2018	—	233,000	$0.71	(3)
Robert L. Creviston	3/9/2016	175,000	175,000	$1.02	11/4/2024	—	—
Robert L. Creviston	5/21/2013	1,250,000	—	$0.71	11/4/2024	—	—
Bettyann Bird	5/10/2018	—	600,000	$0.71	(3)
Bettyann Bird	3/9/2016	800,000	800,000	$1.02	11/4/2024	—	—

(1)

Option awards granted under Parent’s 2007 Stock Option Plan is discussed in detail under the caption “Long-Term Equity Incentive (Stock Option) Compensation”.  Prior to the Business Combination, options granted under the 2007 Stock Option Plan for our named executive officers vested over a six-year period of service with one-sixth vesting on December 31 of each year of the six-year period, with such unvested options included in the “Number of Securities Underlying Unexercised Options Unexercisable” column, except for options to Mr. Leonard vest over a five-year period with one-fifth vesting on April 13 of each year over the five-year period.

(2)

In connection with the hiring of Mr. Leonard as our Chief Executive Officer in 2015, he was granted a Restricted Stock Unit Award in the amount of 7,042,254 restricted stock units of Parent which prior to the Business Combination vested 25% on each of April 13, 2016, April 13, 2017, April 13, 2018, and April 13, 2019, provided that Mr. Leonard was employed by the Company on the relevant vesting date. Each restricted stock unit represents one share of common stock of Parent. In connection with the Business Combination, these restricted stock units were exchanged for cash.

(3)

Options awards granted under the 2018 Stock Option Plan are discussed in detail under the caption “Long-Term Equity Incentive (Stock Option) Compensation”. Options granted under the 2018 Stock Option Plan for our named executive officers could only be exercised upon a change of control (as defined in the 2018 Stock Option Plan).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

POTENTIAL PAYMENTS UNDER EMPLOYMENT AGREEMENTS

Thomas J. Leonard — Employment Agreement

The following is a description of the payments that would have been made to Mr. Leonard pursuant to the employment agreement in effect as of December 31, 2018 had his employment been terminated on December 31, 2018.

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Leonard or his legal representative would have received, on the 10th day following termination, the following:

•	100% of his base salary in effect immediately prior to executive’s termination;

•	earned and unpaid bonus for the calendar year ending prior to the date of termination, if any; and
•	reimbursement for expenses.

Additionally, Mr. Leonard would have received accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein. “Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 180 days during any 12-month period during the term of his employment agreement. Mr. Leonard would also have received a lump sum payment of $11,350, which is equivalent to the amount of the portion of Mr. Leonard’s COBRA premiums as the Company paid during Mr. Leonard’s employment.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If  Mr. Leonard’s employment would have been terminated without Cause or he resigned for Good Reason, Mr. Leonard would have received, in substantially equal installments in accordance with the Company’s regular payroll practices, payments consisting of the following:

•	100% of his current base salary;
•	100% of his target bonus opportunity for the year of termination; and
•	reimbursement for expenses.

The Company also would have paid Mr. Leonard his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year. Additionally, Mr. Leonard would have received accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein and Company-paid COBRA continuation coverage for up to 18 months post-termination. Mr. Leonard would have also received a lump sum payment of $11,350, which is equivalent to the amount of the portion of Mr. Leonard’s COBRA premiums as the Company paid during Mr. Leonard’s employment.

Under Mr. Leonard’s employment agreement in effect as of December 31, 2018,  “Cause” meant:

•	the commission by Mr. Leonard of, or the indictment for (or pleading guilty or nolo contender to) a felony or crime involving moral turpitude;
•

Mr. Leonard’s repeated failure or refusal to faithfully and diligently perform the usual and customary duties of his employment or to act in accordance with any lawful direction or order of the Board, which failure or refusal is not cured within 30 days after written notice thereof;

•	Mr. Leonard’s material breach of fiduciary duty;
•	Mr. Leonard’s theft, fraud, or dishonesty with regard to the Company or any of its affiliates or in connection with his duties;
•	Mr. Leonard’s material violation of the Company’s code of conduct or similar written policies;
•

Mr. Leonard’s willful misconduct unrelated to the Company or any of its affiliates having, or likely to have, a material negative impact on the Company or any of its affiliates (economically or its reputation);

•	an act of gross negligence or willful misconduct by Mr. Leonard that relates to the affairs of the Company or any of its affiliates; or
•	material breach by Mr. Leonard of any of the provisions of his employment agreement.

Mr. Leonard would have had “Good Reason” for termination if, other than for Cause, any of the following occurred:

•

we would have materially diminished Mr. Leonard’s responsibilities, authorities or duties (provided that in the event of Mr. Leonard’s disability, the Company’s appointment of an interim Chief Executive Officer would not have constituted a diminution of Mr. Leonard’s responsibilities, authorities or duties);

•

we would have reduced Mr. Leonard’s base salary or EIP target percentage, other than in connection with an across-the-board reduction of base salary or EIP target percentage applicable to substantially all senior executives of the Company; or

•	we would have relocated Mr. Leonard’s place of employment by more than 50 miles.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we had terminated Mr. Leonard’s employment as of December 31, 2018 for Cause or he resigned without Good Reason, all of Mr. Leonard’s rights to payments, other than payment for services already rendered, including any unearned annual bonus and any other benefits otherwise due, would have ceased upon the date of termination.

Payments Made Upon a Change of Control

Mr. Leonard was not entitled to any cash payments based solely on a change of control.

The following table shows the potential payments as of December 31, 2018 upon a termination pursuant to Mr. Leonard’s employment agreement in effect as of such date.

Thomas J. Leonard
Chief Executive Officer and Director
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation	12/31/2018	12/31/2018	12/31/2018
Compensation:
Non-Equity Incentive Plan	$1,361,473	$1,361,473	$—
Stock Options	—	—	953,500
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	—
Severance Payments	685,000	685,000	—
Total	$2,057,823	$2,057,823	$953,500

James B. Pekarek — Employment Agreement

On November 2, 2016, the Company amended its employment agreement, previously entered into on April 11, 2013, with Mr. Pekarek. The following is a description of the payments that would have been to under Mr. Pekarek’s pursuant to such employment agreement, which was in effect as of December 31, 2018, had his employment been terminated on December 31, 2018.

Payments Made Upon Death or Disability

In the event of death or disability, Mr. Pekarek or his legal representative would have received, on the 61st day following termination, a lump sum payment consisting of the following:

•	100% of his current base salary;
•	$11,350 intended for health and welfare benefits; and
•	earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

Additionally, Mr. Pekarek would have received accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein. “Disability” means the named executive officer becomes physically or mentally disabled, whether totally or partially, either permanently or so that the named executive officer is unable substantially and competently to perform his duties for 180 days during any 12-month period during the term of his employment agreement.

Payments Made Upon Termination Without Cause or Resignation For Good Reason

If Mr. Pekarek’s employment would have been terminated without Cause or he resigned for Good Reason, Mr. Pekarek would have received, on the 61st day following termination, a lump sum payment consisting of the following:

•	175% of his current base salary;
•	$11,350 intended for health and welfare benefits; and
•	earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also would have paid Mr. Pekarek his pro rata EIP award for the calendar year in which his employment terminates, at the time the Company pays EIP awards to other senior executives for that same calendar year. Additionally, Mr. Pekarek would have received accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

Under Mr. Pekarek’s employment agreement in effect as of December 31, 2018,  “Cause” meant:

•	the commission by the named executive officer of a felony for which he is convicted; or
•

the material breach by the named executive officer of his agreements or obligations under his employment agreement described in a written notice to the named executive officer that is not capable of being cured or has not been cured within 30 days after receipt.

Mr. Pekarek would have had “Good Reason” for termination if, other than for Cause, any of the following occurred:

•

Mr. Pekarek’s base salary or EIP target percentage would have been reduced, other than in connection with an across-the-board reduction, not to exceed 5% of the then current base salary, of approximately the same percentage in executive compensation to executive employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us;

•

our board of directors would have established an unachievable and commercially unreasonable adjusted EBITDA target that we must achieve for the named executive officer to receive an EIP under his employment agreement and Mr. Pekarek would have provided written notice of his objection to the board of directors within ten business days;

•

we would have reduced or reassigned a material portion of Mr. Pekarek’s duties, diminished his title, required Mr. Pekarek to relocate outside the greater Minneapolis, Minnesota area, relocated our corporate headquarters outside the greater Minneapolis area or removed or relocated outside the greater Minneapolis area a material number of our employees or senior management, in each case without Mr. Pekarek’s written consent; or

•	we would have breached, in any material respect, the employment agreement of Mr. Pekarek in effect as of December 31, 2018.

Payments Made Upon Termination for Cause or Resignation Without Good Reason

If we had terminated Mr. Pekarek’s employment  as of December 31, 2018 for Cause or he resigned without Good Reason, all of Mr. Pekarek’s rights to payments, other than payment for services already rendered and any other benefits otherwise due, cease upon the date of termination.

Payments Made Upon a Change of Control

If we had terminated Mr. Pekarek’s employment without Cause or Mr. Pekarek resigned for Good Reason at any time within six months before, or 24 months following, a Change of Control and notwithstanding and in lieu of amounts provided for resignation without Cause or for resignation for Good Reason, Mr. Pekarek would have been entitled to receive, on the 61st day following termination, a lump sum payment consisting of the following:

•	262.5% of his current base salary;
•	$11,350 intended for health and welfare benefits; and
•	earned and unpaid bonus for the calendar year ending prior to the date of termination, if any.

The Company also would have paid Mr. Pekarek his pro rata EIP award for the calendar year in which his employment terminated, at the time the Company paid EIP awards to other senior executives for that same calendar year. Additionally, Mr. Pekarek would have received accrued vested benefits through any benefit plan, program or arrangement of the Company at the times specified therein.

However, if Mr. Pekarek’s employment would have terminated within six months prior to a Change in Control due to termination by the Company without Cause or due to termination for Good Reason, then Mr. Pekarek would have received payments in accordance with the provisions noted under the heading “Payments Made Upon Termination Without Cause or Resignation For Good Reason,” and within 30 days following the Change in Control, Mr. Pekarek would have received an additional lump sum payment equal to the difference between the payment already received and the amount required under the Change in Control provisions noted above.

Under Mr. Pekarek’s employment agreement in effect as of December 31, 2018,  “Change of Control” meant (i) when any “person” (as defined in Section 13(d) and 14(d) of the Exchange Act) (other than the Company, IPC Manager III SPV, L.P. or its affiliates, any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any Subsidiary, or any corporation owned, directly or indirectly, by the stockholder or stockholders, as the use may be, of the Company, in substantially the same proportions as their ownership of stock of the Company), acquires, in a single transaction or a series of transactions (whether by merger, consolidation, reorganization or otherwise), (A) “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the Company (or, prior to a public offering, more than 50% of the Company’s outstanding shares of common stock), or (B) substantially all or all of the assets of the Company and its Subsidiaries on a consolidated basis or (ii) a merger, consolidation, reorganization or similar transaction of the Company with a “person” (as defined above) if, following such transaction, the holders of a majority of the Company’s outstanding voting securities in the aggregate immediately prior to such transaction do not own at least a majority of the outstanding voting securities in the aggregate of the surviving corporation immediately after such transaction. “Subsidiary” means any corporation in an unbroken chain of corporations beginning with the Company if, at the time of a Change of Control, each of the corporations (other than the last corporation in the unbroken chain) owns stock possessing 50% or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

The following table shows the potential payments as of December 31, 2018 upon a termination or Change of Control under Mr. Pekarek’s employment agreement in effect on such date.

James B. Pekarek
Executive Vice President and Chief Financial Officer
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2018	12/31/2018	12/31/2018
Compensation:
Non-Equity Incentive Plan	$625,424	$625,424	$625,424
Stock Options	—	—	83,575
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	450,000	787,500	1,181,300
Total	$1,086,774	$1,424,274	$1,901,649

(1)	The above table excludes the intrinsic value of vested stock options.

POTENTIAL PAYMENTS UNDER OUR EXECUTIVE SEVERANCE PAY PLAN

On November 2, 2016, the Company made changes to its Executive Severance Pay Plan, previously adopted on June 1, 2007 which the compensation committee amended on December 31, 2008 to comply with Section 409A of the Code. The amended Executive Severance Pay Plan provides benefits that are economically equivalent to the benefits the covered senior executives were entitled to under the June 1, 2007 plan, with the timing of payment and certain other provisions modified to comply with Section 409A. Additionally, references to the controller were removed.

In March 2015, the Executive Severance Pay Plan was amended to change the definition of a covered “executive” to cover any employee possessing a title of Vice President or above, or any employee who is designated in writing as covered by the Executive Severance Pay Plan by our chief executive officer; to specify that the first six months of severance pay will be made regardless of other employment while the next six months will be reduced by the value of compensation the employee receives from any alternate employment; and to provide that the Company will pay the employer’s portion of any COBRA premiums rather than an upfront lump sum payment of COBRA premium equivalents.

In November 2016, the Executive Severance Pay Plan was amended to include changes to the severance benefits to which such persons are entitled upon an “Involuntary Termination” (as defined in the Amended Executive Severance Pay Plan) from the Company relating to the amount and timing of the bonus, the payments required to be made by the Company to such executive relating to the continued cost of healthcare insurance coverage under COBRA, and the amounts that would be payable to the executive if the executive’s “Involuntary Termination” were to occur during the “Change of Control Period” (as defined in the Amended Executive Severance Pay Plan).  This disclosure is qualified in its entirety by reference to the Amended Executive Severance Pay Plan.

Executives covered by the Executive Severance Pay Plan include the following named executive officers:  Mr. Ketzel, Mr. Creviston and Ms. Bird. The terms of the Executive Severance Pay Plan, as they related to the possible payments upon the terminations of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination was effective as of December 31, 2018, include amounts earned through that date and are estimates of the amounts which would be paid out to the named executive officer upon his termination. The actual amounts paid can only be determined at the time of the named executive officer’s separation from us.

In connection with the closing of the Business Combination, Agiliti assumed the Executive Severance Pay Plan, as amended.

Paymets Made upon Death or Disability

In the event of termination of employment for Death or Disability of a named executive officer, and the named executive officer or designee signs a General Release within 45 days of the date of termination, the named executive officer or designee will receive his or her:

•	current salary on a bi-weekly payment schedule for the 12-month period following termination (“Severance Period”);
•	lump payment of $11,350 for COBRA benefits ; and
•	pro-rated bonus within 61 days following the effectiveness of the General Release.

The first payments will be made as soon as practicable following the effectiveness of the General Release and will include any such payment(s) that would otherwise have been made prior to the time the General Release was effective. “General Release” means a written release of all claims against us and our affiliates in the form presented by us, which includes confidentiality, non-competition, non-solicitation and no-hire provisions.

Payments Made Upon a Change in Control

In the event of termination of employment due to a Change in Control, and the named executive officer or designee signs a General Release within 45 days of the date of termination, the named executive officer will receive his or her:

•	current salary on a bi-weekly payment schedule for the 12-month period following termination (“Severance Period”);
•	lump payment of $11,350 for COBRA benefits ; and
•	100% of target bonus within 61 days following the effectiveness of the General Release.
•	Mr. Ketzel as President will receive an additional amount equal to 100% of target bonus for the then-current fiscal year.

“Change of Control” means any event as a result of which Irving Place Capital and its affiliates collectively cease to own and control all of the economic and voting rights associated with ownership of at least 50.1% of the outstanding capital stock of Company or any sale or transfer of all or substantially all of the assets of the Company.

Notwithstanding the foregoing, a Change of Control will not include the sale or transfer of all or substantially all of the assets of the Company to a private equity firm, or a company owned or controlled by a private equity firm.

Payments Made Upon Termination for Cause, Resignation Except for Good Reason

In the event of termination of employment for Cause, voluntary resignation except for Good Reason, no severance benefits are payable.

“Cause” means:

•

the executive’s continued failure, whether willful, intentional, or grossly negligent, after written notice, to perform substantially the executive’s duties (the “duties”) as determined by the executive’s immediate supervisor, or the chief executive officer, or a senior vice president of the Company (other than as a result of a disability);

•	dishonesty or fraud in the performance of the executive’s duties or a material breach of the executive’s duty of loyalty to the Company or its subsidiaries;
•

conviction or confession of an act or acts on the executive’s part constituting a felony under the laws of the United States or any state thereof or any misdemeanor which materially impairs such executive’s ability to perform the duties;

•	any willful act or omission on the executive’s part which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries; or

•	any breach by the executive of any non-competition, non-solicitation, non-disclosure or confidentiality agreement applicable to the executive.

“Change of Control” means any event as a result of which IPC and its affiliates collectively cease to own and control all of the economic and voting rights associated with ownership of at least 50.1% of the outstanding capital stock of Company or any sale or transfer of all or substantially all of the assets of the Company.

Notwithstanding the foregoing, a Change of Control will not include the sale or transfer of all or substantially all of the assets of the Company to a private equity firm, or a company owned or controlled by a private equity firm.

“Good Reason” means that, other than for Cause, any of the events set forth in paragraphs (i)-(iii) below has occurred; within 30 days of such event, the named executive notifies the Company in writing of such event, and the Company fails to cure the event within 60 days of receiving such notice; and the named executive terminates employment no later than 90 days after providing such notice:

•

the Company has demoted Executive, as evidenced by a material reduction or reassignment of Executive duties (per Executive job description), provided, however, that any change in Executive’s position constituting a lateral move or promotion will not be deemed to give rise to Good Reason unless Executive is required to relocate pursuant to section (iii) below;

•

the executive’s base salary has been materially reduced other than in connection with an across-the-board reduction of approximately the same percentage in executive compensation to employees imposed by our board of directors in response to negative financial results or other adverse circumstances affecting us; or

•	we have required the executive to relocate in excess of 50 miles from the location where the executive is currently employed.

Payments Made Upon Termination Without Cause or Resignation for Good Reason

If we terminate the named executive officer’s employment without Cause (other than death or disability) or the named executive officer resigns for Good Reason and the named executive officer signs a General Release within 45 days of the date of termination, the named executive officer will receive his or her then current salary on a bi-weekly payment schedule for the 12-month period following termination (“Severance Period”), provided the time period allowed by the Company for rescission of the General Release has elapsed. The first payments will be made as soon as practicable following the effectiveness of the General Release and will include any such payment(s) that would otherwise have been made prior to the time the General Release was effective. “General Release” means a written release of all claims against us and our affiliates in the form presented by us, which includes confidentiality, non-competition, non-solicitation and no-hire provisions.

A failure to execute a General Release within 45 days of the named executive officer’s date of termination or a subsequent rescission of such General Release within the time allowed will result in the loss of any rights to receive payments or benefits under the Executive Severance Pay Plan.

The named executive officer will also receive a pro rata payment under our EIP, based on days employed, for the then current calendar year in which the termination occurs, payable within 61 days of termination. The named executive officer will receive a lump payment of $11,350 for COBRA benefits.

The following tables show the potential payments to each of the named executive officers covered by our Executive Severance Pay Plan upon a termination or Change of Control.

Kevin E. Ketzel
President
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2018	12/31/2018	12/31/2018
Compensation:
Non-Equity Incentive Plan	$702,784	$702,784	$1,405,568
Stock Options	—	—	283,596
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	475,000	475,000	475,000
Total	$1,189,134	$1,189,134	$2,175,514

Robert L. Creviston
Chief Human Resources Officer
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2018	12/31/2018	12/31/2018
Compensation:
Non-Equity Incentive Plan	$407,472	$407,472	$407,472
Stock Options	—	—	58,503
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	315,200	315,200	315,200
Total	$734,022	$734,022	$792,525

Bettyann Bird
Senior Vice President, Marketing
		For Good
		Reason or	Change of
		Without	Control
	Death or	Cause	Related
	Disability	Termination	Termination
Executive Benefits and	on	on	on
Payments Upon Separation (1)	12/31/2018	12/31/2018	12/31/2018
Compensation:
Non-Equity Incentive Plan	$447,845	$447,800	$447,800
Stock Options	—	—	267,440
Benefits and Perquisites:
Health and Welfare Benefits	11,350	11,350	11,350
Severance Payments	330,000	330,000	330,000
Total	$789,195	$789,150	$1,056,590

(1)	The above tables exclude the intrinsic value of vested stock options.

2007 STOCK OPTION PLAN

On May 31, 2007, our Parent’s board of directors adopted the 2007 Stock Option Plan in connection with the Transaction. Following the closing of the Business Combination and the effectiveness of the 2018 Omnibus Incentive Plan, Agilti will make further grants of awards pursuant to the 2007 Stock Option Plan. The 2007 Stock Option Plan continues to govern options to purchase Agiliti Common Stock that were rolled over in connection with the Business Combination.

The 2007 Stock Option Plan provided for the issuance of approximately 43.9 million nonqualified stock options of our Parent to any of our and Parent’s executives, including the named executive officers, other key employees and to consultants and certain directors. The options allowed for the purchase of shares of common stock of our Parent at prices no lower than the stock’s fair market value at the date of grant. The exercise price of the stock option awards granted during the years ended December 31, 2008 through December 31, 2018 was set reasonably and in good faith by Parent’s board of directors and compensation committee and was equal to the market value of Parent’s common stock on the grant date. The exercise price of options issued during the years ended December 31, 2009 through December 31. 2018, was determined through a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses. The rollover options received in the Business Combination have a weighted average exercise price of $2.13 per share.

Prior to the closing of the Business Combination, the 2007 Stock Option Plan was administered by Parent’s board of directors and compensation committee, which had the authority to select the persons to whom awards are granted, to determine the exercise price, if any, and the number of shares of common stock covered by such awards, and to set other terms and conditions of awards, including any vesting schedule. Parent’s board of directors was permitted to amend, alter, suspend, discontinue or terminate the plan at any time, and either the Parent’s compensation committee or Parent’s board of directors was permitted to amend or terminate any outstanding award, except that an outstanding award may not be amended or terminated without the holder’s consent if such amendment or termination would adversely affect the rights of the holder. Following the closing of the Business Combination and the effectiveness of the 2018 Omnibus Incentive Plan, Agilti will make further grants of awards pursuant to the 2007 Stock Option Plan. The rollover options are fully vested and will expire on November 4, 2024.

Option grants to directors were 100% fixed vesting options, with 50% vesting on each December 31 over a two-year period for options granted in 2016 and one-sixth vesting on each December 31 over a six-year period for options granted prior to 2016. Option grants to employees were comprised of 50% fixed vesting and 50% performance vesting options. Fixed vesting options vested over a six-year service period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company.  Performance vesting options vested over a six-year period with one-sixth vesting on December 31 of each year of the six-year period, subject to the option holder not ceasing employment with Parent or the Company. Prior to the Vesting Amendment described below, the vesting of performance vesting options was also subject to the Company’s attainment of either an adjusted EBITDA target for the then current year or an aggregate adjusted EBITDA target, as set forth in the respective form of option agreement. Also prior to the Vesting Amendment, upon a sale of Parent or the Company, all of the unvested options that would have vested upon the achievement of established performance targets would have vested and become exercisable upon IPC’s achievement of a certain internal rate of return on its investment in Parent, subject to certain conditions. With respect to both fixed vesting and performance vesting options, an employee’s unvested options would have been forfeited when employment is terminated, and vested options must have been exercised within a prescribed time period on or following termination to avoid forfeiture. Before the exercise of an option, the holder would have had no rights as a stockholder regarding the shares subject to the option, including voting rights.

On August 11, 2010, the compensation committee of Agiliti Health’s board of directors recommended, and Agiliti Health’s board of directors approved, an amendment (the “Vesting Amendment”) to the vesting provisions contained in all outstanding option agreements of participants in the 2007 Stock Option Plan who were employed by Parent or us as of the effective date of the Vesting Amendment, or served on our board of directors through that date. The Vesting Amendment, among other things, did away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting. The Vesting Amendment did not change the number of options granted, the strike price, or any continued service requirements. The Vesting Amendment also provided for the acceleration of vesting, for 2007 Stock Option Plan participants who were employed by Parent or us as of the effective date of the Vesting Amendment and who were granted options prior to December 31, 2009, of options (the “Accelerated Options”) to purchase approximately 2,996,000 shares of common stock of Parent that were eligible for vesting on December 31, 2009, but did not vest because we did not achieve the applicable Adjusted EBITDA target for the fiscal year ended December 31, 2009. At the time vesting was accelerated, the Accelerated Options remained eligible for vesting in future years based on our achievement of an aggregate Adjusted EBITDA target. Except as described above, all other terms and conditions applicable to the Accelerated Options remained in effect as of December 31, 2018. The Amendment also amended the provisions relating to time vesting options granted under the 2007 Stock Option Plan to achieve greater consistency between the treatment of these options and the treatment of performance vesting options in the event of a sale of substantially all of the assets of Parent or us.

The Parent Board recognized the increased level of difficulty in achieving the original performance targets relating to performance vesting options (which were established in 2007), taking into consideration continued economic challenges, and authorized the Vesting Amendment in an effort to ensure that Parent would be able to continue to provide long-term incentives that drive core operating performance, while creating a meaningful retention benefit.

On November 4, 2014, the compensation committee of our board of directors recommended, and the Parent Board approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to the outstanding stock option agreements. These amendments extended the expiration date to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board.

On January 4, 2019, concurrently with the consummation of the Business Combination and in accordance with the terms of the A&R Merger Agreement, Agiliti assumed the 2007 Stock Option Plan and the 2018 Stock Option Plan. In accordance with the A&R Merger Agreement, approximately 75% of the outstanding stock option awards issued under these plans were terminated and exchanged for cash, and the remaining 25% of the outstanding stock option awards were rolled over into fully-vested options to purchase common stock of Agiliti subject to the same terms and conditions of the original awards. These options have a weighted average exercise price of $2.13 per share. Following the Business Combination, Agiliti will not make further grants of awards pursuant to the 2007 Stock Option Plan or the 2018 Stock Option Plan. Also on January 4, 2019, Agiliti assumed the Agiliti Health Executive Severance Plan.

DIRECTOR COMPENSATION

Through December 31, 2018, we paid each of our then-current independent directors cash compensation of $50,000 per year for their service as independent directors ($70,000 for the chair). Members of our then-current audit committee who were independent also received an annual fee of $5,000 ($10,000 for the chair), and members of our compensation committee who our board determined were independent received an annual fee of $5,000. All amounts are pro-rated for partial year directorship or membership, as appropriate. Directors who were not independent did not receive compensation for services on the board of directors in 2018.

Prior to the closing of the Business Combination, independent directors were eligible to receive grants of stock options under the 2007 Stock Option Plan, subject to the approval of Parent’s board of directors.

2018 Cash Compensation

In 2018, each of our independent directors for 2018 (Mr. Workman, Mr. Schochet, Mr. Crane,  Mr. Feiner and Mr. Grotting) received cash compensation of $50,000 for his service as an independent director. Mr. Workman, who also serves as chairman of the board and chairman of the audit committee, received $20,000 annual cash compensation for his service as chairman of the board and $10,000 annual cash compensation for his service as chair of the audit committee. In addition, annual fees based on committee memberships were paid as described below.

•

Mr. Workman received cash compensation of $20,000 for his service as chairman of our board and $10,000 as chairman of the audit committee. Mr. Workman received aggregate cash compensation of $80,000 during 2018.

•	Mr. Schochet received cash compensation of $5,000 for his service as a member of our audit committee. Mr. Schochet received an aggregate amount of $55,000 during 2018.

•	Mr. Crane received cash compensation of $5,000 for his service as a member of our compensation committee. Mr. Crane received an aggregate amount of $55,000 during 2018.

•	Mr. Feiner received cash compensation of $5,000 for his service as a member of our compensation committee. Mr. Feiner received an aggregate amount of $55,000 during 2018.

•	Mr. Grotting received cash compensation of $5,000 for his service as a member of our compensation committee. Mr. Grotting received an aggregate amount of $55,000 during 2018.

Stock Option Compensation

On May 4, 2016, Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Feiner and Mr. Grotting each received a grant of 50,000 nonqualified stock options for the purchase of shares of common stock of Agiliti Holdco, Inc. pursuant to the 2007 Stock Option Plan for his service as an independent director. Following the Business Combination, these stock options are fully vested.

On March 8, 2017, Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Feiner and Mr. Grotting each received a grant of 50,000 nonqualified stock options for the purchase of shares of common stock of Agiliti Holdco, Inc. pursuant to the 2007 Stock Option Plan for his service as an independent director. Following the Business Combination, these stock options are fully vested.

On March 7, 2018, Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Feiner and Mr. Grotting each received a grant of 50,000 nonqualified stock options for the purchase of shares of common stock of Agiliti Holdco, Inc. pursuant to the 2007 Stock Option Plan for his service as an independent director. Following the Business Combination, these stock options are fully vested.

Until a stock option is exercised, the underlying shares cannot be voted. The 2007 Stock Option Plan is discussed in detail under the caption “2007 Stock Option Plan” above.

In connection with the closing of the Business Combination, Agiliti assumed the 2007 Stock Option Plan and approximately 75% of the outstanding stock option awards were terminated and cashed out, and the remaining 25% of the outstanding stock option awards were rolled over into options to purchase common stock of Agiliti subject to the same terms and conditions of the original awards.

2018 Director Compensation Table

The table below summarizes the compensation paid by the Company to directors for the fiscal year ended December 31, 2018 prior to the closing of the Business Combination:

	Fees Earned	Option
	or Paid in Cash	Awards	Total
Name (1)	($) (1)	($) (2)	($)
John L. Workman	$80,000	$9,955	$89,955
Barry Schochet	55,000	9,955	64,955
Bret D. Bowerman	—	—	—
David Crane	55,000	9,955	64,955
Michael C. Feiner	55,000	9,955	64,955
Robert Juneja	—	—	—
John B. Grotting	55,000	9,955	64,955
Keith Zadourian	—	—	—

(1)

The amount in the “Fees Earned or Paid in Cash” column for Mr. Workman, Mr. Schochet, Mr. Crane, Mr. Feiner and Mr. Grotting represents retainer and committee fees as discussed in detail under the caption  “2018 Cash Compensation.”

(2)

The amounts in the “Option Awards” column reflect the fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the 2007 Stock Option Plan. Assumptions used in the calculation of these amounts are included in Item 15, Note 10, Share-Based Compensation to our audited consolidated financial statements for the fiscal year ended December 31, 2018 included elsewhere in this Annual Report on Form 10-K. As of December 31, 2018, Mr. Workman had 324,998 options outstanding and exercisable under the 2007 Stock Option Plan. As of December 31, 2018, Mr. Schochet, Mr. Crane and Mr. Grotting, each had 425,000 options outstanding and exercisable under the 2007 Stock Option Plan. As of December 31, 2018, Mr. Feiner had 125,000 options outstanding and exercisable under the 2007 Stock Option Plan. In connection with the closing of the Business Combination,  117,278 option awards were rolled over into options to purchase common stock of Agiliti subject to the same terms and conditions of the original awards.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2018,  prior to the closing of the Business Combination, the directors then serving on the compensation committee of our board of directors were Mr. Juneja, Mr. Crane, Mr. Grotting, Mr. Feiner and Mr. Zadourian, none of whom had served as an officer or employee of Agiliti.

For a discussion of the related person transactions between or among the foregoing compensation committee members, their affiliates and us, prior to the closing of the Business Combination, see Item 13: Certain Relationships and Related Transactions, and Director Independence in this Annual Report on Form 10-K.

Our board of directors has considered the compensation policies and practices that are generally applicable to all employees, including our non-executive officers, and has concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock of Agiliti as of March 1, 2019 by:

•	each person who is the beneficial owner of more than 5% of its outstanding voting stock;

•	each member of the board of directors of Agiliti and our named executive officers; and
•	all of our current directors and executive officers as a group.

The information below is based on an aggregate of 98,939,072 shares of Agiliti Common Stock issued and outstanding as of the closing of the Business Combination. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if she, he or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by the individuals below:

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned as of March 1, 2019	Percentage of Shares Beneficially Owned (%) (2)
5% Stockholders:
THL Agiliti LLC (2)	113,145,398	99.3

Executive Officers and Directors:
Scott M. Sperling (2)	113,145,398	99.3
Joshua M. Nelson (2)	113,145,398	99.3
Megan M. Preiner (2)	113,145,398	99.3
Michael A. Bell	25,000	*
Gary L. Gottlieb	25,000	*
Darren M. Friedman	—	—
John L. Workman (3)	27,653	*
Thomas J. Leonard (4)	1,495,772	1.5
James B. Pekarek (3)	304,346	*
Kevin E. Ketzel (3)	345,448	*
Bettyann Bird (3)	167,316	*
Robert L. Creviston (3)	123,970	*

All directors and executive officers as a group (14 individuals)	115,785,621	99.7

*Denotes less than one percent.

(1)

Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is c/o Agiliti Health, Inc., 6625 West 78th Street, Suite 300, Minneapolis, Minnesota 55439.

(2)

Includes  14,950,000 of Agiliti warrants, which are exercisable for an equal number of shares of Agiliti Common Stock. Voting and investment determinations with respect to the Agiliti Common Stock held by THL Stockholder are made by unanimous consent of its members. The members of THL Stockholder are FS Sponsor, LLC, Thomas H. Lee Equity Fund VIII, L.P., Thomas H. Lee Parallel Fund VIII, L.P., THL Executive Fund VIII, L.P., THL Fund VIII Coinvestment Partners, L.P., and THL Equity Fund VIII Investors (Agiliti), L.P. Voting and investment determinations with respect to the Agiliti Warrants held by THL Stockholder are made in the sole discretion of FS Sponsor, LLC. Voting and investment determinations with respect to the securities beneficially owned by FS Sponsor, LLC, including the Agiliti Warrants, are made by a management committee.  Each of the entities and individuals named above disclaims beneficial ownership of the securities of the Company held of record by THL Stockholder, except to the extent of his, her or its pecuniary interest therein. The address of the entities and individuals named above is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, MA 02110. For Michael A. Bell, also includes 25,000 shares of common stock.

(3)	Represents shares of Agiliti Common Stock issuable upon the exercise of fully-vested options.

(4)	Includes 1,159,691 shares of Agiliti Common Stock issuable upon the exercise of fully-vested options.

EQUITY COMPENSATION PLAN

The following table summarizes, as of December 31, 2018, the shares of Parent’s common stock subject to outstanding awards or available for future awards under Parent’s 2007 Stock Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securitites Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column)
2007 Stock Option Plan (Approved by Security Holders)	37,253,833	$0.81	5,419,930
2018 Stock Option Plan (Approved by Security Holders)	2,499,000	—	1,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	39,752,833	$0.81	5,420,930

Following the Business Combination, Agiliti will not make further grants of awards pursuant to the 2007 Stock Option Plan or the 2018 Stock Option Plan. At the closing of the Business Combination, approximately 75% of the outstanding stock option awards issued under these plans were terminated and exchanged for cash, and the remaining 25% of the outstanding stock option awards were rolled over into fully-vested options to purchase common stock of Agiliti with a weighted average price of $2.13 per share.

ITEM 13:  Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

The board of directors has adopted a written policy and written procedures regarding transactions with related persons.  On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire, which requires disclosure of any transactions in which we are a participant and the director, executive officer or any member of his immediate family (each a “related person”), have a direct or indirect material interest.  The policy and procedures charge the audit committee with the review, approval and/or ratification of any material transactions with a related person.  In determining whether to authorize, approve and/or ratify a transaction, the audit committee will use any process and review any information that it determines is reasonable in light of the circumstances in order to determine if the transaction is fair and reasonable and on terms no less favorable to the Company than could be obtained in a comparable arm’s length transaction with an unrelated third party to the Company.  The audit committee may, but is not required to, seek bids, quotes or independent valuations from unaffiliated third parties sufficient to enable the audit committee to assess the fairness of the transaction to the Company.

RELATED PARTY TRANSACTIONS PRIOR TO CLOSING OF THE BUSINESS COMBINATION

Professional  Services Agreement

Payments under the professional services agreement described below may be made only to the extent permitted by our senior secured credit facility and 2012 Indenture governing our 2012 Notes.

On May 31, 2007, in connection with the Transaction, we and IPC entered into a professional services agreement pursuant to which general advisory and management services were provided to us with respect to financial and operating matters.  IPC was an owner of Parent, and the following members of our Board of Directors were associated with IPC:  Robert Juneja,  Bret Bowerman and Keith Zadourian. The professional services agreement required us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. We incurred fees to IPC of approximately $1.1,  $1.0 and $1.0 million for the years ended December 31, 2018,  2017 and 2016, respectively, for advisory and management services.

The professional services agreement was amended and restated as of February 1, 2008, to state that IPC may provide to us certain strategic services in exchange for a portion of the fees that would have been payable by us to IPC as advisory fees under the original professional services agreement, provided that the aggregate of the advisory and strategic services fees do not exceed the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year.

On August 9, 2018, we and IPC entered into a Second Amended and Restated Professional Services Agreement (the “Amended PSA”).  Pursuant to the Amended PSA, in addition to the services previously provided under the original agreement, IPC will provide services related to a possible transaction resulting in a qualified public offering or change of control and will receive a fee of $10 million payable upon the consummation of such transaction.  The Amended PSA also removes the acceleration of the advisory fee in the event of a sale of the Company or qualified public offering.  Additionally, the Amended PSA amends the agreement to terminate on the earliest of (a) consummation of a qualified public offering, (b) consummation of a change in control and (c) the tenth anniversary of the date of the Amended PSA, provided, however, that if no qualified public offering or change of control has been consummated prior to such tenth anniversary, the Amended PSA will automatically extend on a year to year basis until either party provides written notice of its desire to terminate the Amended PSA or at such time as a qualified public offering or change of control has been consummated.

The professional services agreement was reviewed and approved in accordance with our policy and procedures regarding transactions with related persons. Upon the consummation of the Business Combination, the professional service agreement was terminated.

RELATED PARTY TRANSACTIONS FOLLOWING THE CLOSING OF THE BUSINESS COMBINATION

Registration Rights Agreement

Agiliti is party to a registration rights agreement with THL Stockholder, Mr. Leonard, and certain other holders, under which the parties thereto have been granted certain customary demand registration rights on short form and long form registration statements as well as “piggyback” registration rights, with respect to the shares of common stock of Agiliti, in each case subject to cutback provisions. In addition, pursuant to the Registration Rights Agreement, Mr. Leonard has agreed to certain transfer restrictions for 180 days following the closing of the Business Combination. The registration rights agreement does not contemplate the payment of penalties or liquidated damages to the stockholders party thereto as a result of a failure to register, or delays with respect to the registration of, Agiliti's common stock.

Director Nomination Agreement with THL Stockholder

Agiliti is party to a director nomination agreement with THL Stockholder whereby so long as THL Stockholder beneficially owns at least 5% of the Agiliti common stock then outstanding, THL Stockholder has a right to appoint or nominate for election to Agiliti’s board of directors, as applicable, a number of individuals that, if elected, when compared to the authorized number of directors on Agiliti's board of directors, is closest to but not less than proportional to the total number of shares of Agiliti’s common stock over which THL Stockholder retains direct or indirect voting control relative to the total number of shares of Agiliti’s common stock then outstanding (which, for the avoidance of doubt, means that the number of such appointees or nominees shall be rounded up to the next whole number); provided that the number of such appointees or nominees may not constitute a majority of the members of Agiliti’s board of directors unless THL Stockholder beneficially owns shares of Agiliti’s common stock representing at least 50% of Agiliti’s common stock then outstanding. In addition, THL Stockholder shall be entitled to designate the replacement for any of its board appointees or nominees whose board service terminates prior to the end of the director’s term regardless of beneficial ownership at such time. THL Stockholder will also have the right to have its designees participate on committees of Agiliti’s board of directors proportionate to its stock ownership; provided that the number of its designees may not constitute a majority of the members of any such committee unless THL Stockholder beneficially owns shares of Agiliti’s common stock representing at least 50% of Agiliti's common stock then outstanding.

Upon any decrease in the number of directors that THL Stockholder is entitled to designate for nomination to the board of directors of Agiliti, THL Stockholder will take all actions within its power to cause the appropriate number of nominees to offer to tender their resignations. However, no nominee shall be required to resign prior to the first annual meeting of stockholders of Agiliti.

Pursuant to the director nomination agreement, Agiliti has agreed not to destagger its board of directors or change the method for electing directors from plurality voting to majority voting, or otherwise, until such time as THL Stockholder ceases to beneficially own 5% or more of the total number of shares of common stock of Agiliti then outstanding.

Tax Receivable Agreement

On January 4, 2019, the Company, Agiliti Holdco and IPC/UHS, as Stockholders’ Representative, entered into the Tax Receivable Agreement (the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for the payment by Agiliti Holdco to the sellers of 85% of certain U.S. federal, state, and local tax benefits realized or deemed realized by Agiliti Holdco and its subsidiaries from the use, following the closing, of the following tax attributes: (i) U.S. federal, state and local net operating losses (including carryforwards) of Agiliti Holdco and its subsidiaries in existence as of the closing of the Business Combination, (ii) without duplication of amounts included under clause (i), certain deductions generated by the consummation of the Business Combination, (iii) certain deductions arising from rollover options cancelled or exercised post-closing as such deductions are generated post-closing and (iv) certain deductions arising from payments made under the Tax Receivable Agreement. Agiliti Holdco and its subsidiaries will retain the tax benefit, if any, of the remaining 15% of such tax attributes. The amount and timing of any such payments may vary depending upon a number of factors. The term of the Tax Receivable Agreement will continue until all tax benefits subject to the Tax Receivable Agreement have been utilized or deemed utilized, unless Agiliti Holdco exercises its right to terminate the Tax Receivable Agreement early or there is otherwise a deemed early termination (e.g., upon the occurrence of a change of control of the Company, FSAC or Agiliti Holdco or certain divestitures of Agiliti Holdco’s subsidiaries) pursuant to the terms of Tax Receivable Agreement. If Agiliti Holdco elects to terminate the Tax Receivable Agreement early or there is a deemed early termination, its obligations under the Tax Receivable Agreement would accelerate and it generally would be required to make an immediate payment equal to the present value of the deemed anticipated future payments to be made by it under the Tax Receivable Agreement, calculated in accordance with certain valuation assumptions set forth in the Tax Receivable Agreement.

Notwithstanding the foregoing, after the fifth anniversary of the date of the closing of the Business Combination, a tax benefit payment due to a holder of any options or restricted stock units (RSUs) in Agiliti Holdco shall be paid only if either (i) such holder is employed by on the first day of the calendar year following the taxable year for which such tax benefit payment was calculated or (ii) Agiliti Holdco has aggregate revenue of at least $300,000,000 (which may be adjusted downward due to certain transactions) for the first two quarters of the taxable year following the taxable year for which such tax benefit payment was calculated.

Advisory Services Agreement

On January 4, 2019, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Agiliti Health and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor will provide management, consulting and other advisory services to the companies. In consideration for these services, the companies will pay to the Advisor (i) a non-refundable periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off or split-off transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses (i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies will also pay expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor.

The initial term of the Advisory Agreement ends on January 4, 2027, and is automatically extended for successive periods of one (1) year.  The Advisory Services Agreement may be terminated by the Advisor at any time and by the Company on or prior to March 31, 2019 if the execution and delivery of the Advisory Services Agreement is not ratified by the Company at a meeting of its board of directors or a committee thereof prior to such date. The Advisory Services Agreement also terminates automatically immediately prior to an IPO or a transaction involving a change of control (as defined in the Advisory Services Agreement).

Indemnification Agreements

On January 4, 2019, the Company entered into indemnification agreements with each of its directors and executive officers. Each indemnification agreement provides for indemnification and advancements by the Company of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to the Company or, at our request, service to other entities, as officers or directors to the maximum extent permitted by Delaware law.

Assignment and Assumption Agreement

On January 4, 2019, the Company, FSAC and Continental Stock Transfer & Trust Company (the “Warrant Agent”) entered into an Assignment and Assumption Agreement (the “Assignment and Assumption Agreement”) pursuant to which the Company agreed to accept and assume all of FSAC’s rights, interests and obligations in and under the warrants to purchase FSAC Class A Common Stock and under that certain Warrant Agreement, by and between FSAC and the Warrant Agent, dated as of July 18, 2017. Following the Business Combination and the entry into the Assignment and Assumption Agreement, each FSAC warrant became exercisable for one share of Agiliti Common Stock in accordance with the terms of the agreement governing such warrants, and are referred to herein as the “Agiliti Warrants.”

Director Independence

At the closing of the Business Combination, the board of directors of Agiliti adopted the listing standards of NASDAQ for determining the independence of its members. The board has affirmatively determined that each of our directors, other than Mr. Leonard, are independent directors under the listing standards of NASDAQ. In making these determinations, the board of directors reviewed information provided by the directors and by Agiliti with regard to the directors’ business and personal activities as they relate to Agiliti and its affiliates.

ITEM 14:  Principal Accounting Fees and Services

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 3, 2013. The following table presents fees for professional services rendered by KPMG during the years ended December 31, 2018 and 2017.

Types of Fees	2018	2017
Audit Fees (1)	$390,250	$395,641
Audit-Related Fees (2)	274,015	32,000
Tax Fees (3)	395,896	141,200
All Other Fees (4)	26,250	—

(1)

Audit fees consist of services rendered for the audit of the annual consolidated financial statements, including required quarterly reviews, statutory and regulatory filings or engagements and services that generally only the auditor can reasonably be expected to provide.

(2)	Consists of fees for accounting consultations, other attestation services and registration statement filing.
(3)	Tax fees are for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees are for services other than those in the previous categories, including due diligence services.

All decisions regarding selection of independent registered public accounting firms and approval of accounting services and fees are made by our audit committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002 and related SEC rules.  There are no exceptions to the policy of securing prior approval by our audit committee for any service provided by our independent registered public accounting firm.

PART IV

ITEM 15:  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.        Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Deficit for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

2.        Consolidated Financial Statement Schedule required to be filed by Item 8 and Paragraph (c) of this Item 15.

Schedule II -Valuation and Qualifying Accounts (follows the signature page)

All other supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

3. Exhibits

2.1(a)

Agreement and Plan of Merger, dated as of August 13, 2018, by and among Federal Street Acquisition Corp., Agiliti, Inc., Umpire SPAC Merger Sub, Inc., Umpire Equity Merger Sub, Inc., Umpire Cash Merger Sub, Inc., UHS Holdco, Inc., solely in its capacity as a Majority Stockholder, IPC/UHS Co-Investment Partners, L.P. and solely in its capacity as a Majority Stockholder and the Stockholders’ Representative, IPC/UHS, L.P. (incorporated by reference to Exhibit 2.1 to FSAC’s Current Report on Form 8-K/A filed August 14, 2018)

2.2(a)

Amended and Restated Merger Agreement, by and among Federal Street Acquisition Corp., Agiliti, Inc., Umpire SPAC Merger Sub, Inc., Umpire Equity Merger Sub, Inc., Umpire Cash Merger Sub, Inc., Agiliti Holdco, Inc., solely in their capacities as Majority Stockholders, IPC/UHS, L.P. and IPC/UHS Co Investment Partners, L.P., and solely in its capacity as the Stockholders’ Representative, IPC/UHS, L.P., and, solely for the purposes stated therein, Umpire Equity Merger Sub, Inc. (incorporated by reference to Exhibit 2.2(a) to FSAC’s Current Report on Form 8-K filed December 19, 2018)

3.1	Amended and Restated Certificate of Incorporation of Agiliti, Inc. (incorporated by reference to Exhibit 3.1 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

3.2	Amended and Restated Bylaws of Agiliti, Inc. (incorporated by reference to Exhibit 3.2 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

4.1	Specimen Common Stock Certificate of Agiliti, Inc. (incorporated by reference to Exhibit 4.1 to Agiliti, Inc.’s Registration Statement on Form S-4/A filed October 9, 2018)

4.2	Specimen Warrant Certificate of Federal Street Acquisition Corp. (incorporated by reference to Exhibit 4.3 to FSAC’s Registration Statement on Form S-1 filed June 21, 2017)

4.3

Warrant Agreement, dated July 18, 2017, between Federal Street Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of FSAC’s Current Report on Form 8-K filed July 24, 2017)

4.4

Assignment and Assumption Agreement, dated as of January 4, 2019, between Continental Stock Transfer & Trust Company, Agiliti, Inc. and Federal Street Acquisition Corp. (incorporated by reference to Exhibit 4.4 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

4.5

Indenture, dated as of August 7, 2012, among Agiliti Health, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Agiliti Health, Inc. Quarterly Report on Form 10-Q filed August 13, 2012)

10.1

Credit Agreement, dated as of January 4, 2019, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, and the lenders from time to time party thereto. (incorporated by reference to Exhibit 10.1 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

10.2

Registration Rights Agreement, dated as of January 4, 2019, by and among Agiliti, Inc., THL Agiliti LLC, Thomas J. Leonard and the other holders named therein. (incorporated by reference to Exhibit 10.2 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

10.3

Director Nomination Agreement, dated as of January 4, 2019, by and between Agiliti, Inc. and THL Agiliti LLC. (incorporated by reference to Exhibit 10.3 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

10.4

Tax Receivable Agreement, dated as of January 4, 2019, by and among the Agiliti Holdco, Inc., IPC/UHS, L.P., solely in the capacity of the Stockholders’ Representative, and each of the successors and assigns thereto. (incorporated by reference to Exhibit 10.4 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

10.5†	Agiliti Inc.’s 2018 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.5 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

10.6

Advisory Services Agreement, dated as of January 4, 2019, by and among Agiliti, Inc., Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC. (incorporated by reference to Exhibit 10.6 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

10.7†

Form of Director and Officer Indemnification Agreement, by and between Agiliti, Inc. and its directors and executive officers. (incorporated by reference to Exhibit 10.7 to Agiliti’s Current Report on Form 8-K filed January 10, 2019)

10.8†

Agiliti Holdco, Inc. (f/k/a UHS Holdco, Inc.) Amended and Restated 2007 Stock Option Plan, dated as of November 4, 2014 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed November 6, 2014)

10.9†

Form of notice to option holders regarding amendments to outstanding options (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed November 6, 2014)

10.10†

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan, dated as of May 8, 2015, between Agiliti Health, Inc. (f/k/a Universal Health Services, Inc.) and Thomas Leonard (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on May 13, 2015)

10.11†

Amendment One to Option Agreement, dated March 14, 2016, between UHS Holdco and Thomas Leonard (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on March 15, 2016)

10.12†

Agiliti Holdco, Inc. (f/k/a UHS Holdco, Inc.) 2018 Executive Management Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on May 14, 2018)

10.13†

Form of Agiliti Holdco, Inc. (f/k/a UHS Holdco, Inc.) Executive Management Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on May 14, 2018)

10.14†

Amendment No. 1 to Agiliti Holdco, Inc. (f/k/a UHS Holdco, Inc.) Executive Management Stock Option Plan dated August 9, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on August 13, 2018)

10.15†

Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) Executive Severance Pay Plan, dated November 2, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on November 7, 2016)

10.16

Amended and Restated Subscription Agreement, dated December 19, 2018, by and between THL Agiliti LLC and Federal Street Acquisition Corp. (incorporated by reference to Exhibit 10.1 to FSAC’s Current Report on Form 8-K filed December 19, 2018)

21.1*	List of subsidiaries

31.1*	Certifications of Chief Executive Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer of the Company under Rule 13a‑14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

32.1**

Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes‑Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

32.2**

Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002. This certification accompanies this report and shall not, except to the extent required by the Sarbanes‑Oxley Act of 2002, be deemed filed for purposes of §18 of the Securities Exchange Act of 1934, as amended.

101*

The following financial information from Agiliti Health, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Deficit for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and Notes to Consolidated Financial Statements.

*Filed herewith.

**Furnished herewith.

†Indicates a  management contracts or compensatory plan.

(a)

Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 8, 2019.

AGILITI, INC.
By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2019.

/s/ Thomas J. Leonard	Chief Executive Officer and Director (Principal Executive
Thomas J. Leonard	Officer)

/s/ James B. Pekarek	Executive Vice President and
James B. Pekarek	Chief Financial Officer (Principal Financial Officer)

/s/ Scott A. Christensen	Vice President, Controller, and
Scott A. Christensen	Chief Accounting Officer (Principal Accounting Officer)

/s/ John L. Workman	Director
John L. Workman

/s/ Michael A. Bell	Director
Michael A. Bell

/s/ Darren Friedman	Director
Darren Friedman

/s/ Gary L. Gottlieb	Director
Gary L. Gottlieb

/s/ Joshua M. Nelson	Director
Joshua M. Nelson

/s/ Megan M. Preiner	Director
Megan M. Preiner

/s/ Scott M. Sperling	Director
Scott M. Sperling

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report relating to the fiscal year ended December 31, 2018 or proxy statement with respect to any annual or other meeting of security holders has been sent to security holders, nor will such information be sent to security holders.

Agiliti Health, Inc. and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

(in thousands)

Description	Balance - Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance - End of Year
Allowance for Doubtful Accounts
Year Ended December 31, 2018	$1,234	$2,125	$2,142	$1,217
Year Ended December 31, 2017	1,530	359	655	1,234
Year Ended December 31, 2016	1,500	215	185	1,530
Income Tax Valuation Allowance
Year Ended December 31, 2018	$44,403	$(44,403)	$—	$—
Year Ended December 31, 2017	63,672	(19,269)	—	44,403
Year Ended December 31, 2016	59,715	3,957	—	63,672

Agiliti Health, Inc. and Subsidiaries

As of December 31, 2018 and 2017 and

For the years ended December 31, 2018,  2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agiliti Health, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agiliti Health, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, deficit, and cash flows for each of the years in the three‑year period ended December 31, 2018 and the related notes and financial statement schedule II – valuation and qualifying accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Accounting Standards Update No. 2014‑09, Revenue from Contracts with Customers, and all related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota

March 8, 2019

Agiliti Health, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share information)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$7,340	$—
Accounts receivable, less allowance for doubtful accounts of $1,217 at December 31, 2018 and $1,234 at December 31, 2017	105,254	89,637
Inventories	11,122	9,760
Other current assets	10,339	6,836
Total current assets	134,055	106,233
Property and equipment:
Medical equipment	674,061	629,193
Property and office equipment	117,792	105,341
Accumulated depreciation	(582,610)	(536,520)
Total property and equipment, net	209,243	198,014
Other long-term assets:
Goodwill	346,168	346,168
Other intangibles, net	13,226	151,921
Deferred income taxes, net	31,844	—
Other	10,422	3,109
Total assets	$744,958	$805,445
Liabilities and Deficit
Current liabilities:
Current portion of long-term debt	$5,810	$5,043
Book overdrafts	—	5,367
Accounts payable	37,642	36,689
Accrued compensation	33,556	21,498
Accrued interest	18,732	18,671
Other accrued expenses	21,029	17,763
Total current liabilities	116,769	105,031
Long-term debt, less current portion	685,189	698,065
Pension and other long-term liabilities	10,659	11,385
Deferred income taxes, net	—	35,342
Commitments and contingencies (Note 8)
Deficit
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at December 31, 2018 and 2017	—	—
Additional paid-in capital	252,439	250,018
Accumulated deficit	(313,656)	(287,998)
Accumulated other comprehensive loss	(6,633)	(6,638)
Total Agiliti Health, Inc. and Subsidiaries deficit	(67,850)	(44,618)
Noncontrolling interest	191	240
Total deficit	(67,659)	(44,378)
Total liabilities and deficit	$744,958	$805,445

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti Health, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenue	$565,246	$514,783	$479,501
Cost of revenue	367,837	343,028	322,649
Gross margin	197,409	171,755	156,852
Selling, general and administrative	137,210	125,910	119,389
Gain on settlement	(26,391)	—	(3,074)
Intangible asset impairment charge	131,100	—	—
Operating (loss) income	(44,510)	45,845	40,537
Interest expense	53,390	53,762	53,043
Loss before income taxes and noncontrolling interest	(97,900)	(7,917)	(12,506)
(Benefit) provision for income taxes	(66,348)	(17,159)	946
Consolidated net (loss) income	(31,552)	9,242	(13,452)
Net income attributable to noncontrolling interest	327	414	308
Net (loss) income attributable to Agiliti Health, Inc. and Subsidiaries	$(31,879)	$8,828	$(13,760)

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti Health, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Consolidated net (loss) income	$(31,552)	$9,242	$(13,452)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $111, $0 and $0	5	1,188	339
Total other comprehensive income	5	1,188	339
Comprehensive (loss) income	(31,547)	10,430	(13,113)
Comprehensive income attributable to noncontrolling interest	327	414	308
Comprehensive (loss) income attributable to Agiliti Health, Inc. and Subsidiaries	$(31,874)	$10,016	$(13,421)

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti Health, Inc. and Subsidiaries

Consolidated Statements of Deficit

(in thousands)

			Accumulated	Total Agiliti
	Additional		Other	Health, Inc.
	Paid-in	Accumulated	Comprehensive	and	Noncontrolling	Total
	Capital	Deficit	Loss	Subsidiaries	Interests	Deficit
Balance at December 31, 2015	$241,833	$(283,066)	$(8,165)	$(49,398)	$240	$(49,158)
Net (loss) income	—	(13,760)	—	(13,760)	308	(13,452)
Other comprehensive income	—	—	339	339	—	339
Share-based compensation expense	3,066	—	—	3,066	—	3,066
Stock options exercised	87	—	—	87	—	87
Cash distributions to noncontrolling interests	—	—	—	—	(367)	(367)
Balance at December 31, 2016	$244,986	$(296,826)	$(7,826)	$(59,666)	$181	$(59,485)
Net income	—	8,828	—	8,828	414	9,242
Other comprehensive income	—	—	1,188	1,188	—	1,188
Share-based compensation expense	3,039	—	—	3,039	—	3,039
Contribution from Parent	1,900	—	—	1,900	—	1,900
Stock options exercised	93	—	—	93	—	93
Cash distributions to noncontrolling interests	—	—	—	—	(355)	(355)
Balance at December 31, 2017	$250,018	$(287,998)	$(6,638)	$(44,618)	$240	$(44,378)
Impact of change in accounting policy	—	6,221	—	6,221	—	6,221
Net (loss) income	—	(31,879)	—	(31,879)	327	(31,552)
Other comprehensive income	—	—	5	5	—	5
Share-based compensation expense	3,010	—	—	3,010	—	3,010
Shares forfeited for taxes	(1,149)	—	—	(1,149)	—	(1,149)
Stock options exercised	547	—	—	547	—	547
Cash distributions to noncontrolling interests	13	—	—	13	(376)	(363)
Balance at December 31, 2018	$252,439	$(313,656)	$(6,633)	$(67,850)	$191	$(67,659)

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti Health, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Consolidated net (loss) income	$(31,552)	$9,242	$(13,452)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	69,680	70,732	73,165
Intangible asset impairment charge	131,100	—	—
Gain on settlement	(23,391)	—	—
Amortization of intangibles, contract costs, deferred financing costs and bond premium	9,755	9,875	11,588
Provision for doubtful accounts	2,125	359	215
Provision for inventory obsolescence	146	713	500
Non-cash share-based compensation expense	3,010	3,039	3,066
Gain on sales and disposals of equipment	(2,124)	(2,443)	(3,741)
Deferred income taxes	(67,297)	(17,875)	258
Interest on note receivable	(46)	(29)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(17,742)	(5,732)	(11,171)
Inventories	(1,508)	670	(294)
Other operating assets	(3,027)	103	(5,538)
Accounts payable	4,424	(29)	1,851
Other operating liabilities	12,770	1,994	(1,715)
Net cash provided by operating activities	86,323	70,619	54,722
Cash flows from investing activities:
Medical equipment purchases	(45,418)	(46,512)	(56,417)
Property and office equipment purchases	(8,757)	(8,836)	(6,663)
Proceeds from disposition of property and equipment	3,722	3,852	10,204
Issuance of note receivable from officer	(581)	(936)	(983)
Acquisitions and refund of escrow	—	(2,692)	(15,795)
Net cash used in investing activities	(51,034)	(55,124)	(69,654)
Cash flows from financing activities:
Proceeds under senior secured credit facility	205,967	139,223	166,042
Payments under senior secured credit facility	(220,233)	(144,715)	(148,350)
Payments of principal under capital lease obligations	(6,491)	(6,308)	(6,330)
Payment of deferred financing costs	—	—	(109)
Holdback and earn-out payments related to acquisitions	(847)	—	(500)
Distributions to noncontrolling interests	(376)	(355)	(367)
Dividend and equity distribution payments	—	—	(24)
Proceeds from exercise of parent company stock options	547	93	87
Contribution from Parent	—	1,900	—
Shares forfeited for taxes	(1,149)	—	—
Change in book overdrafts	(5,367)	(5,333)	4,483
Net cash (used in) provided by financing activities	(27,949)	(15,495)	14,932
Net change in cash and cash equivalents	7,340	—	—
Cash and cash equivalents at the beginning of period	—	—	—
Cash and cash equivalents at the end of period	$7,340	$—	$—
Supplemental cash flow information:
Interest paid	$52,327	$52,613	$51,810
Income taxes paid	959	674	647
Non-cash activities:
Medical equipment purchases included in accounts payable (at end of period)	$9,919	$13,390	$15,490
Capital lease additions	8,412	7,227	7,920

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti Health, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017 and

For the years ended December 31, 2018, 2017 and 2016

1.        Basis of Presentation

On December 3, 2018,  Universal Hospital Services, Inc. changed its legal name to Agiliti Health, Inc.

Agiliti Health, Inc. and Subsidiaries (“we”, “our”, “us”, the “Company” or “Agiliti Health”) is a nationwide provider of healthcare technology management and service solutions to the United States healthcare industry.

Historically, the Company reported under three segments: Medical Equipment Solutions, Clinical Engineering Solutions and Surgical Services. Medical Equipment Solutions included supplemental and peak needs equipment usage solutions, customized equipment agreement solutions, 360 on-site equipment management solutions, specialty medical equipment sales, distribution and disposable sales. Clinical Engineering Solutions included supplemental maintenance, repair and remediation solutions, on-site biomed services, healthcare technology solutions, federal governmental services and clinical engineering capital sales. Surgical Services included on-demand and scheduled equipment usage solutions, on-site solutions for hospital and multi-facility health systems, and disposable only sales.

Effective January 1, 2018, the Company changed its segment reporting to report its financial information under one reporting segment. The change in reporting was made to conform to the way the Company currently manages and executes the strategy and operations of the business. Specifically, the chief operating decision maker ("CODM") makes operating decisions and assesses performance using discrete financial information from one reportable segment, as our resources and infrastructure are shared, and as its go-to-market strategy has evolved with the introduction and validation of its Equipment Value Management ("EVM") solution strategy. Current financial information is based upon the transformation of the business model and the development of the Company's commercial framework, EVM—an end-to-end approach to medical equipment management that helps hospitals recover cost and time that today are wasted through inefficient medical equipment processes. EVM integrates customers supply chain, patient care and clinical engineering teams, connecting these siloed groups to streamline processes to improve stakeholder productivity and satisfaction while optimizing equipment utilization and lowering the total cost of ownership. EVM provides the customer with the equipment they need, when they need it, with assurances that the assets serviced to the highest quality standards in the industry. EVM combines the capabilities of all our service offerings. Further, the Company maintains a similar complement of services, type of customer for its services, method of distribution for its services, and operates within a similar regulatory environment across the United States. Accordingly, the Company migrated to a consolidated, single-segment reporting model that reflects its strategy and business operations. Finally, the Company analyzed its goodwill for potential impairment before and after the change in reporting units and concluded that there was no impairment.

The presentation of one reporting segment resulted in disaggregated revenue categories of Equipment Solutions, which includes supplemental and peak needs usage solutions, surgical services on-demand and scheduled usage solutions, specialty medical equipment sales, distribution and disposable sales, clinical engineering capital sales and surgical disposable only sales. Clinical Engineering includes supplemental maintenance, repair and remediation solutions, on-site biomed services, healthcare technology solutions and federal governmental services. On-Site Managed Services includes 360 on-site managed solutions and surgical services on-site solutions for hospital and multi-facility health systems.

The Company operates in one geographic region, the United States. As the Company now reports as one segment which equals its total results as reflected in the Consolidated Statement of Operations, restatement of prior periods was not necessary.

Our service solutions consist of Equipment Solutions, Clinical Engineering Solutions and On-Site Managed Services.

Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to approximately 7,000 acute care hospitals and alternate site providers in the U.S., including some of the nation's premier healthcare institutions. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with the preeminent GPOs supplying hospital systems and alternate site facilities. We consistently achieve high customer satisfaction ratings for excellent service by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive quality management system (QMS) based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures its customers have access to patient-ready equipment in support of provider goals to ensure optimal patient safety and outcomes.

Clinical Engineering Solutions: Clinical Engineering Solutions provides maintenance, repair and remediation solutions for all types of medical equipment—including general biomedical equipment and diagnostic imaging equipment—through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment backlog, assist with remediation and regulatory reporting and temporarily fill open positions. With our outsourced offering, we assume full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We can leverage more than 400 technical resources from our 86 local market service centers and five Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We utilize flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced solution during peak work load. We contract our Clinical Engineering Solutions with acute care and alternate site facilities across the U.S., as well as with the federal government and many medical device manufacturers that require its broad logistical footprint to support large-scale service needs.

On-Site Managed Services: On-Site Managed "360" Services are comprehensive programs that assume full responsibility for the management, processing and logistics of medical equipment at customer facilities and IDNs, with the added benefit of enhancing equipment utilization and freeing up non-value added clinician time for patient care. This solution monitors and adjusts equipment quantities to meet fluctuations in patient census and acuity. Our employees work on-site in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used properly to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. We provide On-Site Managed Services in both our legacy Asset360 (A360) programs (utilizing our-owned equipment) and our faster growing Managed360 (M360) programs (managing customer-owned equipment).

As of December 31, 2018, all of our outstanding capital stock was owned by Agiliti Holdco, Inc. (formerly known as UHS Holdco, Inc.) (“Parent”), which acquired the Company in a recapitalization in May 2007. Following the closing of the Business Combination (see Note 18, Subsequent Events, Parent is controlled by THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P.

Principles of Consolidation

The consolidated financial statements include the accounts of Agiliti Health, Agiliti Surgical, Inc. (formerly known as UHS Surgical Services, Inc.), its 100%-owned subsidiary, and Agiliti Imaging, Inc. (formerly known as Radiographic Equipment Services, Inc., its 100%-owned subsidiary, since its acquisition on November 30, 2016. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 12, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

2.        Significant Accounting Policies

Cash and Cash Equivalents

The Company considers money market accounts and other highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

The Company typically does not maintain cash balances at its principal bank under a policy whereby the net amount of collected balances and cleared checks is, at the Company’s option, applied to or drawn from our credit facility on a daily basis. Agiliti Surgical and Agiliti Imaging will, at times, carry modest levels of cash. Changes in book overdrafts are considered financing activities.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers and their geographical distribution. The Company performs initial and ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for doubtful accounts is based on historical loss experience and estimated exposure on specific trade receivables.

Inventories

Inventories consist of supplies and equipment held for resale and are valued at the lower of cost and net realizable value. Cost is determined by the average cost method, which approximates the first-in, first-out (“FIFO”) method.

Medical Equipment

Depreciation of medical equipment is provided on the straight-line method over the equipment’s estimated useful life, generally four to seven years. The cost and accumulated depreciation of medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in the period the asset is retired or sold.

Property and Office Equipment

Property and office equipment includes property, leasehold improvements and office equipment.

Depreciation and amortization of property and office equipment is provided on the straight-line method over the lesser of the remaining useful life or lease term for leasehold improvements and 3 to 10 years for office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in selling, general and administrative expense in the period the asset is retired or sold.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

Goodwill is tested at least annually for impairment at the reporting unit level and more frequently if events or changes in circumstances indicate that the asset might be impaired. We adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment coincident with our annual impairment test during the fourth quarter of 2017. Under the updated guidance, the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and when impairment is identified to perform step 2 to measeure the impairment is eliminated. We review goodwill for impairment by comparing the fair value of a reporting unit with its carrying value and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

At December 31, 2018, we have one reporting unit which is the same as our reporting segment. No goodwill impairments have been recognized in 2018, 2017, or 2016.

Other Intangible Assets

Other intangible assets primarily include customer relationships, trade names and non-compete agreements. Our trade name intangibles had indefinite lives. Our remaining other intangible assets are amortized over their estimated economic lives of one to ten years. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain of our customer relationships, we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.

Intangible assets with indefinite lives are tested for impairment on an annual basis and more frequently if events or changes in circumstances indicate that the asset might be impaired. We review indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we take no further action. Our quantitative test resulted in                                       no impairment in 2017 and 2016.

On December 3, 2018, the Company changed its legal name from Universal Hospital Services, Inc. to Agiliti Health, Inc. and the brand identity to Agiliti. As a result, the indefinite-lived intangible assets related to UHS trade name of $131.1 million was written off in 2018.

Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment and assesses whenever significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  A recoverability test is performed by comparing the anticipated future undiscounted cash flows to the carrying value of the assets. If impairment is identified, an impairment loss is recognized for the excess of the carrying amount of an asset over the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. For other long-lived assets, primarily movable medical equipment, we continuously monitor specific makes/models for events such as product recalls or obsolescence. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.

Deferred Financing Costs

Financing costs associated with issuing debt are deferred and amortized over the related terms using the straight-line method, which approximates the effective interest rate method.

Purchase Accounting

We account for acquisitions by allocating the purchase price paid to effect the acquisition to the acquired assets and liabilities at fair value with excess purchase price being recorded as goodwill.

Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018 (see Note 3, Revenue Recognition). The Company recognizes revenue when it satisfies performance obligations by transferring promised goods or services to customers.

From time to time the Company receives both non-monetary and cash refunds on equipment recalled by manufacturers.  It is the Company’s practice to record such recall gains as a reduction in cost of sales.

Operating Leases

The Company leases all of its service centers, corporate and other operating locations under operating leases and recognizes rent expense on a straight-line basis over the lease terms. Rent holidays and rent escalation clauses, which provide for scheduled rent increases during the lease term, are taken into account in computing straight-line rent expense included in our consolidated statements of operations. The difference between the rent due under the stated periods of the leases compared to that of the straight-line basis is recorded as a component of other long-term liabilities in the consolidated balance sheets. Landlord funded lease incentives, including tenant improvement allowances provided for our benefit, are recorded as leasehold improvement assets and as deferred rent in the consolidated balance sheets and are amortized to depreciation expense and as rent expense credits, respectively.

Income Taxes

The Company accounts for deferred income taxes utilizing ASC Topic 740, “Income Taxes.” ASC Topic 740 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. We have assessed the need for a valuation allowance by considering whether it is more likely than not that some portion or all of our deferred tax assets will not be realized. We continue to evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. In future reporting periods, we will continue to assess the likelihood that deferred tax assets will be realizable.

Interest and penalties associated with uncertain income tax positions is classified as income tax expense. The Company has not recorded any material income tax related interest or penalties during any of the periods presented.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable, accrued liabilities and senior secured credit facility, approximate fair value due to their short maturities. The fair value of our outstanding

Original Notes and Add-on Notes (each as defined in Note 7, Long-Term Debt), based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
Original notes - 7.625% (1)	$423,022	$421,813	$421,772	$426,063
Add-on notes - 7.625% (2)	222,805	218,350	224,338	220,550

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $2.0 and $3.2 million as of December 31, 2018 and 2017, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $0.8 and $1.3 million as of December 31, 2018 and 2017, respectively, and includes unamortized bond premium of $3.6 and $5.7 million as of December 31, 2018 and 2017, respectively.

Share-Based Compensation

Share-based compensation expense is measured by the fair value of the stock options on the date of grant, net of the estimated forfeiture rate. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as expense on a straight-line basis over the options’ vesting periods.

The fair value of options contain certain assumptions, such as the risk-free interest rate, expected volatility, dividend yield and expected option life.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes minimum pension liability adjustments. These amounts are presented in the consolidated statements of comprehensive income (loss) net of reclassification adjustments to earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include, but are not limited to, estimates for recoverability and valuation of long-lived assets, goodwill and intangible assets, potential litigation liabilities and income taxes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Standards Adopted

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective. The new standard is effective beginning after December 15, 2017 and interim periods within those years as stated in ASU 2015-14. The standard permits the use of either the full retrospective or cumulative effect (modified retrospective) transition method. We adopted this guidance on January 1, 2018 and selected the cumulative effect transition method.

We have performed a review of the requirements of the new guidance, codified by FASB in ASC Topic 606, and have applied the five-step model of the new standard to our contracts and have compared the results to our previous accounting practices under ASC Topic 605. Based on this analysis, the new standard did not have a material impact on the results of operations or cash flows of the Company. However, amendments to ASC Topic 340, Other Assets and Deferred Costs, require the capitalization of costs to obtain and fulfill customer contracts, which were previously expensed as incurred. The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. Accordingly, $6.2 million of prior year costs were capitalized as an asset upon adoption of this standard (effective January 1, 2018) and are being amortized over a period of five years, which aligns with the expected contract term.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017.  The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01 Business Combination (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07 Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that a company present service cost separately from the other components of the net benefit cost.  This ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017. We adopted ASU 2017-07 on January 1, 2018 and retrospectively applied this ASU to all periods presented. As a result, $0.7 and $0.7 million of pension costs were reclassified from selling, general and administrative to interest expense for the years ended December 31, 2017 and 2016, respectively..

In May 2017, the FASB issued ASU No. 2017-09 Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies what constitutes a modification of a share-based payment award. This ASU became effective for annual and interim periods for fiscal years beginning after December 15, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05 Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. See Note 14, Income Taxes.

Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02 on Leases (ASC Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liability on the balance sheet and disclosing key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheets for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods.

We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs, and the use-of-hindsight. We do not expect to elect the practical expedient pertaining to land easements as it is not applicable to us.

We expect that this standard will have a material impact on our consolidated balance sheets. We do not expect that this standard will have a material impact on our consolidated statements of operations and cash flows. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases; and (2) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities of approximately $30 million, with corresponding ROU asset of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. Changes in our lease population or changes in incremental borrowing rates may alter this estimate.

In February 2018, the FASB issued ASU No. 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. We expect to adopt this standard on January 1, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted but no earlier than an entity’s adoption date of Topic 606. We expect to adopt this standard on January 1, 2019. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We expect to adopt this standard on January 1, 2020. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14 Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). ASU 2018-14 removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. We expect to adopt this standard on January 1, 2021. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We expect to adopt this standard on January 1, 2020. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

3.Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective January 1, 2018, herein referred as ASC Topic 606. ASC Topic 606 is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. The Company adopted ASU 2014-09 using the cumulative effect (also known as the modified retrospective) method by recognizing the cumulative effect of initially applying the ASU as an adjustment to the opening balance of Accumulated Deficit at January 1, 2018. Therefore, the comparative information for year ended December 31, 2017 and 2016 has not been adjusted and continues to be reported under the previous accounting standards (ASC Topic 605). The details of the changes to our accounting policies and the quantitative impact of the changes are set out below.

Customer arrangements typically have multiple performance obligations to provide equipment solutions, clinical engineering and/or on-site equipment managed services on a per use and/or over time basis.  Equipment Solutions primarily consists of supplemental, peak needs and surgical equipment usage solutions. Clinical Engineering consists of supplemental maintenance, repair and remediation solutions, healthcare technology solutions, and federal government services.  On-Site Managed Services consists of 360 on-site managed solutions in both our historical A360 program (using our-owned equipment) and our newer M360 program (managing customer-owned equipment).  Consideration paid by the customer for each performance obligation is billed within the month the service is performed, and contractual prices are established within our customer arrangements that are representative of the stand-alone selling price. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company’s performance obligations that are satisfied at a point in time are recognized when the service is performed or equipment is delivered to the customer. For performance obligations satisfied over time, the Company uses a straight line method to recognize revenues ratably over the contract period, as this coincides with the Company’s performance under the contract. There are no differences between revenue being earned under Topic 606 and the previous standard (ASC Topic 605).

The Company reports only its portion of revenues earned under certain revenue share arrangements in accordance with ASC Topic 606-10-55-36 to 606-10-55-40 “Principal versus Agent Considerations,” because, among other factors, the equipment manufacturer retains title to the equipment, maintains general inventory and physical loss risk of equipment on rental and because we earn a fixed percentage of the billings to customers.

In the following table, revenue is disaggregated by service solution.

	Year Ended December 31,
(in thousands)	2018	2017	2016
Equipment Solutions	$248,059	$230,316	$237,137
Clinical Engineering	161,492	137,109	107,305
On-Site Managed Services	155,695	147,358	135,059
Total Revenue	$565,246	$514,783	$479,501

Concurrent with the adoption of Topic 606 on January 1, 2018, the Company also adopted amendments to ASC Topic 340, Other Assets and Deferred Costs, which requires the costs to obtain and fulfill customer contracts to be capitalized, which were previously expensed as incurred. The Company incurs costs related to obtaining new contracts. Management expects those costs attributable to new revenue production are recoverable and therefore the Company capitalized them as contract costs in accordance with ASC Topic 340 and is amortizing them over the anticipated period of the new revenue production.

The Company capitalized the estimated costs to obtain a contract in the amount of $6.2 million at January 1, 2018 with a corresponding adjustment to accumulated deficit for the “Impact of Change in Accounting Policy”.  The Contract Asset included in other long-term assets in the Consolidated Balance Sheet at December 31, 2018 is $7.2 million.  Capitalized costs are amortized over the expected life of the related contracts which is estimated to be five years. Amortization is computed on a straight-line basis which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in selling, general and administrative expenses. The amount of amortization was $1.9 million for the year ended December 31, 2018. There was no impairment loss in relation to the costs capitalized during, 2018.

4.        Acquisitions

On December 6, 2017, we completed the acquisition of certain assets of a mobile surgical service provider for total consideration of approximately $1.0 million. The consideration consists of $0.8 million of net cash paid at closing and $0.2 million of holdback and earnout. The results of the acquired company’s operations have been included in the consolidated financial statements since that date.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Inventories	$8
Property and equipment	100
Intangible assets	870
Goodwill	55
Total purchase price	$1,033

On April 28, 2017, we completed the acquisition of certain assets of a surgical laser equipment service provider for total consideration of approximately $6.3 million.  The consideration consisted of $5.6 million of cash paid at closing and $0.7 million of holdback. The results of the acquired company’s operations have been included in the consolidated financial statements since that date.

The following summarized the fair value of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Inventories	$50
Property and equipment	931
Goodwill	2,144
Intangible assets	3,192
Accrued compensation	(14)
Total purchase price	$6,303

The acquired intangible assets during 2017, all of which are finite-life, are comprised of customer relationships and non-compete agreement and have a weighted average useful life of approximately 9.6 years. See Note 6, Selected Financial Statement Information, for further discussion of intangible assets.

On November 30, 2016, we completed the acquisition of Agiliti Imaging, a San Diego-based provider of medical imaging solutions, for total consideration of approximately $15.6 million. The results of the acquired company’s operations have been included in the consolidated financial statements since that date. The consideration consisted of $14.0 million of net cash paid and $1.6 million of transaction costs incurred by the acquiree but paid at closing by the Company for the benefit of the acquiree or its former owners.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Net working capital	$1,698
Property and equipment	765
Intangible assets	6,118
Goodwill	7,171
Capital lease	(176)
Total purchase price	$15,576

All acquisitions were funded from our existing senior secured credit facility.

5.        Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2018				Fair Value at December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Contingent Consideration	$—	$—	$—	$—	$—	$—	$133	$133

A description of the inputs used in the valuation of assets and liabilities is summarized as follows:

Level 1 — Inputs represent unadjusted quoted prices for identical assets or liabilities exchanged in active markets.

Level 2 — Inputs include directly or indirectly observable inputs other than Level 1 inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets; quoted prices for identical assets or liabilities exchanged in inactive markets; other inputs that are considered in fair value determinations of the assets or liabilities, such as interest rates and yield curves that are observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks and default rates; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs include unobservable inputs used in the measurement of assets and liabilities. Management is required to use its own assumptions regarding unobservable inputs because there is little, if any, market activity in the assets or liabilities or related observable inputs that can be corroborated at the measurement date. Measurements of non-exchange traded derivative contract assets and liabilities are primarily based on valuation models, discounted cash flow models or other valuation techniques that are believed to be used by market participants. Unobservable inputs require management to make certain projections and assumptions about the information that would be used by market participants in pricing assets or liabilities.

During 2017, we recorded a contingent consideration liability, in the form of earn-out payment, related to our acquisition in the total amount of $0.1 million. Additionally, $0.1 million of an earn-out liability was recorded during 2018. The contingent consideration is based on achieving certain revenue results. The fair value of the liability was estimated using a discounted cash flow approach with significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement.  The significant inputs in the Level 3 measurement not supported by market activity included our assessments of expected future cash flows during the earn-out period related to the assets acquired, appropriately discounted considering the uncertainties associated with the obligation, and calculated based on estimated revenues in accordance with the terms of the agreement. For the year ended December 31, 2018, we paid $0.2 million in earn-out.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2017	$133
Addition	67
Payment	(200)
Balance at December 31, 2018	$—

6.        Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, 2018 and 2017 consists of the following:

	December 31,	December 31,
(in thousands)	2018	2017
Medical Equipment	$674,061	$629,193
Less: Accumulated depreciation	(505,897)	(467,236)
Medical equipment, net	168,164	161,957
Leasehold improvements	22,182	19,986
Office equipment and vehicles	95,610	85,355
	117,792	105,341
Less: Accumulated depreciation and amortization	(76,713)	(69,284)
Property and office equipment, net	41,079	36,057
Total property and equipment, net	$209,243	$198,014

Property and equipment financed under capital leases, net	$19,884	$17,661

There were no impairment charges on property and equipment during 2018, 2017 and 2016.

Goodwill and Other Intangible Assets

Our reporting unit, which is equal to our single reporting segment, had a negative carrying amount at December 31, 2018 and 2017. There were no impairment losses recorded on goodwill through  December 31, 2018.

Our other intangible assets as of December 31, 2018 and 2017 consist of the following:

	December 31, 2018				December 31, 2017
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationships	$125,828	$(113,134)	$—	$12,694	$125,828	$(105,911)	$—	$19,917
Non-compete agreements	2,101	(1,569)	—	532	2,101	(1,197)	—	904
Total finite-life intangibles	127,929	(114,703)	—	13,226	127,929	(107,108)	—	20,821
Indefinite-life intangibles
Trade names	166,000	—	(166,000)	—	166,000	—	(34,900)	131,100
Total intangible assets	$293,929	$(114,703)	$(166,000)	$13,226	$293,929	$(107,108)	$(34,900)	$151,921

Total amortization expense related to intangible assets was approximately $7.6,  $9.5 and $11.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

On December 3, 2018, the Company changed its legal name from Universal Hospital Services, Inc. to Agiliti Health, Inc. and the brand identity to Agiliti. As a result, the indefinite-lived intangible assets related to UHS trade name of $131.1 million was written off in 2018.

There were no impairment charges during 2017 or 2016 with respect to other intangible assets.

At December 31, 2018, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2019 to 2023 is estimated as follows:

(in thousands)
2019	$5,005
2020	2,765
2021	2,106
2022	1,376
2023	503

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

7.        Long-Term Debt

Long-term debt at December 31, 2018 and 2017 consists of the following:

	December 31,	December 31,
(in thousands)	2018	2017
Original notes - 7.625% (1)	$423,022	$421,772
Add-on notes - 7.625% (2)	222,805	224,338
Senior secured credit facility (3)	25,197	38,944
Capital lease obligations	19,975	18,054
	690,999	703,108
Less: Current portion of long-term debt	(5,810)	(5,043)
Total long-term debt	$685,189	$698,065

(1)	The carrying value of the Original notes - 7.625% is net of unamortized deferred financing costs of $2.0 and $3.2 million as of December 31, 2018 and 2017, respectively.
(2)

The carrying value of the Add-on notes - 7.625% is net of unamortized deferred financing costs of $0.8 and $1.3 million as of December 31, 2018 and 2017, respectively, and includes unamortized bond premium of $3.6 and $5.7 million as of December 31, 2018 and 2017, respectively.

(3)	The carrying value of the Senior secured credit facility is net of unamortized deferred financing costs of $0.7 and $1.3 million as of December 31, 2018 and 2017, respectively.

Original Notes and Add-on Notes — 7.625%. On August 7, 2012, we issued $425.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Original Notes”) under an indenture dated as of August 7, 2012 (the “2012

Indenture”).  On February 12, 2013, we issued $220.0 million in aggregate principal amount of 7.625% Second Lien Senior Secured Notes due 2020 (the “Add-on Notes”, and along with the Original Notes, the “2012 Notes”) as “additional notes” pursuant to the 2012 Indenture. The 2012 Notes were originally scheduled to mature on August 15, 2020.

The 2012 Indenture provided that the 2012 Notes were our second lien senior secured obligations and were fully and unconditionally guaranteed on a second lien senior secured basis by our existing and certain of our future 100%-owned domestic subsidiaries.

Interest on the 2012 Notes was payable, entirely in cash, semiannually, in arrears, on February 15 and August 15 of each year, beginning on February 15, 2013 . We may redeem some or all of the 2012 Notes at the redemption prices of 101.906% before August 15, 2018, thereafter the redemption price is 100% as set forth in the 2012 Indenture (expressed as percentage of principal amount).  If we sold certain assets or undergo certain kinds of changes of control, we must offer to repurchase the 2012 Notes.

Our 2012 Notes were subject to certain debt covenants which are described below under the heading “2012 Indenture.”

Senior Secured Credit Facility. On November 24, 2015, we entered into a Third Amended and Restated Credit Agreement with Bank of America, N.A., as agent for the lenders, and the lenders party thereto (the “Third Amended Credit Agreement”), which amended our then-existing senior secured credit facility originally dated as of May 31, 2007 and amended and restated as of May 6, 2010 and as of July 31, 2012.  We refer to the third amended and restated senior secured credit facility as the “senior secured credit facility.” The senior secured credit facility was a first lien senior secured asset based revolving credit facility that was available for working capital and general corporate purposes, including permitted investments, capital expenditures and debt repayments, on a fully revolving basis, subject to the terms and conditions set forth in the credit documents in the form of revolving loans, swing line loans and letters of credit. The Third Amended Credit Agreement extended the maturity date of the revolving loans to the earliest of (i) November 24, 2020 and (ii) 90 days prior to the maturity of the 2012 Notes, and reduced (i) the interest rate applicable to borrowings under the Third Amended Credit Agreement to a per annum rate, determined based on our usage of the credit facility as provided in the Third Amended Credit Agreement, ranging from 1.50% to 2.00% above the adjusted LIBOR rate used by the agent or, at our option, 0.50% to 1.00% above the Base Rate as defined in the Third Amended Credit Agreement and (ii) the unused line fee rate to 0.25%.  Our obligations under the Third Amended Credit Agreement were secured by a first priority security interest in substantially all of the assets of the Company, Parent, Agiliti Surgical and Agiliti Imaging, excluding a pledge of the Company’s and its subsidiaries’ stock, any joint ventures and certain other exceptions. Our obligations under the Third Amended Credit Agreement were unconditionally guaranteed by the Parent, Agiliti Surgical and Agiliti Imaging.

Our senior secured credit facility provided the aggregate amount we may borrow under revolving loans up to $235.0 million, subject to our borrowing base. Our borrowing base was calculated based on certain percentages (ranging from 20% to 85%) of our outstanding accounts receivable, inventories and medical equipment, and reduced by outstanding senior secured credit facility and letters of credit used. Based on our last reported borrowing base before the Business Combination (see Note 18, Subsequent Events), our availability to borrow was in excess of $150.0 million.

The senior secured credit facility required our compliance with various affirmative and negative covenants. Pursuant to the affirmative covenants, we and Parent agreed to, among other things, deliver financial and other information to the administrative agent, provide notice of certain events (including events of default), pay our obligations, maintain our properties, maintain the security interest in the collateral for the benefit of the administrative agent and the lenders and maintain insurance.

Among other restrictions, and subject to certain definitions and exceptions, the senior secured credit facility restricted our ability to:

•	incur indebtedness;
•	create or permit liens;
•	declare or pay dividends and certain other restricted payments;
•	consolidate, merge or recapitalize;
•	acquire or sell assets;
•	make certain investments, loans or other advances;
•	enter into transactions with affiliates;
•	change our line of business; and
•	enter into hedging transactions.

The senior secured credit facility also contained a financial covenant that was triggered if our available borrowing capacity is less than $20.0 million for a certain period, which consists of a minimum ratio of trailing four-quarter Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to cash interest expense, as such terms are defined in the senior secured credit facility.

The senior secured credit facility specified certain events of default, including, among others, failure to pay principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, bankruptcy events, certain ERISA-related events, cross-defaults to other material agreements, change of control events and invalidity of guarantees or security documents.  Some events of default will be triggered only after certain cure periods have expired, or will provide for materiality thresholds.  If such a default occurs, the lenders under the senior secured credit facility would be entitled to take various actions, including all actions permitted to be taken by a secured creditor and the acceleration of amounts due under the senior secured credit facility.

At December 31, 2018, we had $25.9 million of borrowings outstanding accruing interest at a a rate of 6.5%.

We were in compliance with all financial debt covenants for all years presented.

2012 Indenture. Our 2012 Notes were guaranteed, jointly and severally, on a second priority senior secured basis, by Agiliti Surgical and Agiliti Imaging, and were also similarly guaranteed by certain of our future 100%-owned domestic subsidiaries. The 2012 Notes are our second priority senior secured obligations and rank (i) equal in right of payment with all of our existing and future unsubordinated indebtedness and effectively senior to any such unsecured indebtedness to the extent of the value of collateral; (ii) senior in right of payment to all of our and our guarantors’ existing and future subordinated indebtedness; (iii) effectively junior to our senior secured credit facility and certain other obligations secured by a lien on assets, in each case, to the extent of the value of such collateral or assets; and (iv) structurally subordinated to any indebtedness and other liabilities (including trade payables) of any of our future subsidiaries that are not guarantors.

The 2012 Indenture contained covenants that limit our and our guarantors’ ability, subject to certain definitions and exceptions, and certain of our future subsidiaries’ ability to:

•	incur additional indebtedness;
•	pay cash dividends or distributions on our capital stock or repurchase our capital stock or subordinated debt;
•	issue redeemable stock or preferred stock;
•	issue stock of subsidiaries;
•	make certain investments;
•	transfer or sell assets;
•	create liens on our assets to secure debt;
•	enter into transactions with affiliates; and
•	merge or consolidate with another company.

The 2012 Indenture specified certain events of default, including among others, failure to pay principal, interest or premium, violation of covenants and agreements, cross-defaults to other material agreements, bankruptcy events, invalidity of guarantees, and a default in the performance by us of the security documents relating to the 2012 Indenture. Some events of default will be triggered only after certain grace or cure periods have expired, or provide for materiality thresholds. In the event certain bankruptcy-related defaults occur, the 2012 Notes will become due and payable immediately. If any other default occurs, the Trustee (and in some cases the noteholders) would be entitled to take various actions, including acceleration of amounts due under the 2012 Indenture.

We were in compliance with all financial debt covenants for all years presented.

Maturities of Long-Term Debt. At December 31, 2018, maturities of long-term debt and capital lease obligations for each of our fiscal years ending December 31, 2019 to 2023 and thereafter, are contractually as follows:

(in thousands)
2019	$5,810
2020	675,035
2021	2,912
2022	2,067
2023	1,469
Thereafter	3,615
Total payments	690,908
Unamortized deferred financing costs	(3,540)
Unamortized bond premium	3,631
$690,999

See Note 18, Subsequent Events, regarding Long-Term Debt.

8.        Commitments and Contingencies

Rental expenses were approximately $13.9,  $13.2 and $13.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, the Company was committed under various non-cancellable operating leases for its service center, corporate and other operating locations with annual rental commitments for each of the years ending December 31, 2019 to 2023 and thereafter of the following:

(in thousands)
2019	$9,914
2020	8,717
2021	6,734
2022	4,739
2023	2,978
Thereafter	2,315
$35,397

The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. Certain claims where the loss is probable, a provision is recorded based on the Company’s best estimate. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.

In May 2016, the Company entered into an amendment to an agreement with a supplier. Between the original agreement and this amendment, certain end users described in the original agreement have entered into a direct agreement with the supplier or have elected to participate in a group purchasing organization agreement with the supplier. As a result, the supplier agreed to make a payment of $2.75 million to the Company. The Company recorded a net gain of $2.75 million related to this settlement which is reflected as a Gain on settlement in the Consolidated Statements of Operations for the year ended December 31, 2016.

In 2014, a supplier ceased distribution of one of its products in the United States following a request from the FDA. On May 7, 2015, the Company entered into an agreement with the former supplier resolving all matters related to the cessation of our commercial relationships with each other. The Company received $7.5 million in net cash during 2015 after settling all open receivables and payables between the two parties and return of relevant product. The Company recorded a net gain of $5.7 million related to this settlement for the year ended December 31, 2015. The Company recorded additional gain of $0.3 million related to this settlement for the year ended December 31, 2016.

On January 13, 2015, the Company filed suit in the Western District of Texas against Hill-Rom Holdings, Inc., Hill-Rom Company, Inc. and Hill-Rom Services, Inc. (the “Defendants”) alleging that the Defendants violated federal and state antitrust laws and seeking actual damages, trebled damages and punitive damages. Specifically, the Company alleged that the Defendants bundled contracts for the sale of standard hospital beds with contracts for bed rental and moveable medical equipment rental. On March 7, 2018, the Company and the Defendants entered into a confidential settlement agreement resolving all disputes and legal claims of the parties associated with the suit filed by the Company. In consideration for this release, terms of the confidential settlement agreement called for the Company to receive legal title to certain medical equipment of the Defendants as specified in the agreement on May 1, 2018. The Company recorded a gain on legal settlement of approximately $26.4 million during 2018 based on the fair value of the assets received of $23.4 million and $3.0 million of cash. The fair value of the assets was measured using inputs of replacement cost and market data, which are considered a Level 3 fair value measurement.

9.      Shareholder’s Deficit

Common Stock

The Company has authorized and issued 1,000 shares of common stock with a par value of $0.01 per share.

Accumulated Other Comprehensive Loss

	December 31,	December 31,
(in thousands)	2018	2017
Unrealized loss on minimum pension liability adjustment, net of tax	$(6,633)	$(6,638)

Changes in Accumulated Other Comprehensive Loss for the year ended December 31, 2018 are as follows:

(in thousands)
Minimum pension liability - balance at December 31, 2017	$(6,638)
Net actuarial loss	(732)
Reclassification for amortization of net gain	848
Income tax expense related to pension	(111)
Net current year other comprehensive income	5
Minimum pension liability - balance at December 31, 2018	$(6,633)

Amount reclassified from accumulated other comprehensive loss is included in the selling, general and administrative expense in the Consolidated Statements of Operations.

10.      Share-Based Compensation

The 2007 Stock Option Plan provides for the issuance of 43.9 million nonqualified stock options of Parent to any of its and Parent’s executives, other key employees and to consultants and certain non-employee directors. The options allow for the purchase of shares of common stock of Parent at prices equal to the stock’s fair market value at the date of grant.

Options granted had a ten-year contractual term and vest over approximately six years. For option grants to its employees, half of the options have fixed vesting schedules and the other half of the options vest upon the achievement of established performance targets, though options subject to performance targets were amended on August 11, 2010. The amendment, among other things, did away with the requirement that the EBITDA-based performance objectives be achieved in order for performance vesting options to vest, in effect providing for time-based vesting of these options rather than performance vesting.  For option grants to its directors, all of the options vest on a fixed schedule. The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2007 Stock Option Plan. Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements. Forfeited options are available for future issue.

Effective November 4, 2014, the Compensation Committee of our Board of Directors recommended, and the board of directors of Parent (the “Parent Board”), approved, an amendment (the “Amendment”) to the 2007 Stock Option Plan to remove the 2007 Stock Option Plan’s mandatory ten year limit on the duration of stock options. In addition, the Compensation Committee recommended, and the Parent Board approved, unilateral amendments to the outstanding stock option agreements. These amendments extend the expiration date of such options to November 4, 2024 and reset the option exercise price at $0.71 per share, which was the fair market value of Parent’s common stock on the amendment date as determined by a third party valuation obtained by the Parent Board. The original options were granted from June 18, 2007 to May 21, 2013 with exercise prices ranging from $1.00 to $1.83. The Amendment to the 2007 Stock Option Plan and the amendments to the individual options do not change the number of options granted, the vesting commencement date, the vesting schedules or any continued service requirements. The amendment resulted in additional share-based compensation expense of approximately $1.7 million, of which $0.1,  $0.1 and $0.1 million was recognized in 2018, 2017 and 2016, respectively.

A summary of the status of Parent’s 2007 Stock Option Plan as of and for the years ended December 31, 2018, 2017 and 2016 is detailed below:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands except exercise price and years)	options	exercise price	value	term (years)
Outstanding at December 31, 2016	36,973	$0.77	$9,315	7.8
Granted	1,518	1.19
Exercised	(123)	0.76	$137
Forfeited or expired	(695)	0.77
Outstanding at December 31, 2017	37,673	$0.79	$40,875	6.8
Granted	715	1.87
Exercised	(767)	0.71	$1,364
Forfeited or expired	(367)	0.82
Outstanding at December 31, 2018	37,254	$0.81	$62,793	5.8
Exercisable at December 31, 2018	25,997	$0.77	$44,709	5.8
Remaining authorized options available for issue	5,420

The exercise price of the stock option award is equal to the market value of Parent’s common stock on the grant date as determined reasonably and in good faith by the Parent’s Board of Directors and compensation committee and based on an analysis of a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods. The assumptions in the table below was used to determine the Black-Scholes fair value of stock options granted during the years ended December 31, 2018, 2017, and 2016.

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	1.62%	1.82%	1.56%
Expected volatility	29.0%	29.1%	30.6%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	4.60	5.34	5.86
Black-Scholes Value of options	$0.50	$0.35	$0.33

Expected volatility is based on an independent valuation of the stock of companies within our peer group. Given the lack of a true comparable company, the peer group consists of selected public healthcare companies representing our suppliers, customers and competitors within certain product lines. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life. The expected option life is estimated based on foreseeable trends.

In April 2015, Parent granted the Company’s Chief Executive Officer 7.0 million restricted stock units which vest over four years. Total compensation expense related to this grant was $1.3,  $1.3 and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Although Parent grants the stock options and restricted stock units, the Company recognizes compensation expense related to these options and units since the services are performed for its benefit. For the years ended December 31, 2018, 2017 and 2016, we recognized non-cash share-based compensation expense of $3.0, $3.0 and$3.1 million, respectively, which is primarily included in selling, general and administrative expenses.

At December 31, 2018, unearned non-cash share-based compensation related to our options, that we expect to recognize as expense over a weighted average period of 1.8 years, totals approximately $2.5 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of Parent or the Company.

On May 9, 2018, Parent adopted the 2018 Executive Management Stock Option Plan (the “2018 Stock Option Plan”). Pursuant to the 2018 Stock Option Plan, awards may be in the form of Non-Qualified Stock Options. The maximum number of shares for which options may be granted is 2,500,000 under the 2018 Stock Option Plan. In 2018, 2,499,000 shares of common stock were issued to certain Agiliti Health executives, including Named Executive Officers other than the Chief Executive Officer pursuant to the 2018 Stock Option Plan.

Options granted pursuant to the 2018 Stock Option Plan have an exercise price of $0.71 per share and could only be exercised upon a change of control (as defined in the 2018 Stock Option Plan) and only if such change of control occurred no later than March 15th of the calendar year following the calendar year in which the signing of a binding agreement for Parent to undergo a change of control occurs.  No expense has been recorded for this plan in 2018.  Additionally, all awards of options granted pursuant to the 2018 Stock Option Plan provide for a claw back in the event an award recipient voluntarily terminates his or her employment with the Company without Good Reason or has his or her employment terminated by the Company for Cause (as such terms are defined in the Company’s Executive Severance Pay Plan) within one year following a Change in Control of the Company.

On August 9, 2018, the board of directors of the Parent approved and adopted an amendment to the 2018 Stock Option Plan to confirm that any options granted under the 2018 Plan will only be exercisable upon a Change of Control of Parent.

See Note 18, Subsequent Events, related to stock options.

11.      Related Party Transactions

Management Agreement

On May 31, 2007, we and affiliates of IPC entered into a professional services agreement pursuant to which IPC provided general advisory and management services to us with respect to financial and operating matters. IPC was a principal owner of Parent, and each of Robert Juneja, Bret Bowerman and Keith Zadourian were members of our board of directors and were associated with IPC. The professional services agreement required us to pay an annual fee for ongoing advisory and management services equal to the greater of $0.5 million or 0.75% of our Adjusted EBITDA (as defined in the professional services agreement) for the immediately preceding fiscal year, payable in quarterly installments. The professional services agreement provided that IPC was reimbursed for its reasonable out-of-pocket expenses in connection with certain activities undertaken pursuant to the professional services agreement and was indemnified for liabilities incurred in connection with its role under the professional services agreement, other than for liabilities resulting from its gross negligence or willful misconduct. The term of the professional services agreement commenced on May 31, 2007 and remain in effect unless and until either party notifies the other of its desire to terminate, we are sold to a third-party purchaser or we consummate a qualified initial public offering, as defined in the professional services agreement. Total professional services agreement fees incurred to IPC were $1.1,  $1.0 and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

On August 9, 2018, we and IPC entered into a Second Amended and Restated Professional Services Agreement (the “Amended PSA”).  Pursuant to the Amended PSA, in addition to the services previously provided under the original agreement, IPC will provide services related to a possible transaction resulting in a qualified public offering or change of control and will receive a fee of $10 million payable upon the consummation of such transaction.  The Amended PSA also removes the acceleration of the advisory fee in the event of a sale of the Company or qualified public offering.  Additionally, the Amended PSA amends the agreement to terminate on the earliest of (a) consummation of a qualified public offering, (b) consummation of a change in control and (c) the tenth anniversary of the date of the Amended PSA, provided, however, that if no qualified public offering or change of control has been consummated prior to such tenth anniversary, the Amended PSA will automatically extend on a year to year basis until either party provides written notice of its desire to terminate the Amended PSA or at such time as a qualified public offering or change of control has been consummated.

2007 Stock Option Plan

Parent established the 2007 Stock Option Plan. Compensation expense related to service provided by the Company’s employees is recognized in the accompanying consolidated statements of operations.

In connection with the Restricted Stock Unit Award Agreement, dated as of April 13, 2015, between an officer and the Company, we entered into a promissory note agreement with the officer dated April 13, 2016 for a total amount of $1.0 million, dated April 13, 2017 for a total amount of $0.9 million and dated April 13, 2018 for a total amount of $0.6 million which are included in other long-term assets in the Consolidated Balance Sheets. These note receivables bear annual interest at 1.45%-2.72%. The principal and accrued interest of these notes are due on the earliest of (i) the seventh anniversary of the date of this loan, (ii) any event with respect to borrower, which, in any such case of the loan were to remain outstanding on and after such date, would result in violation of Section 402 of the Sarbanes-Oxley Act of 2002, (iii) and certain events of default or (iv) a change in control. Interest income for this note was $0.05,  $0.03 and $0.01 million for the year ended December 31, 2018, 2017 and 2016.

On May 31, 2017, Parent sold an aggregate of 1,596,640 unregistered shares of its common stock to certain of our executive officers for an aggregate purchase price of $1.9 million. These shares are subject to the restrictions set forth in UHS Holdco, Inc.'s Securityholders Agreement, dated as of May 31, 2007 (as amended). The sales of the above securities were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4(2) of the Securities Act. The purchasers of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. Proceeds from sale of the securities were contributed from Parent to the Company and used for general operating purposes and the repayment of outstanding debt obligations.

See Note 18, Subsequent Events, regarding related party transactions.

12.      Limited Liability Companies

We participate with others in the formation of LLCs in which Agiliti Surgical becomes a partner and shares the financial interest with the other investors. Agiliti Surgical is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2018, the LLCs had approximately $0.6 million of total assets. The third party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, Agiliti Surgical will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, Agiliti Surgical has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2018, we held interests in three active LLCs.

In accordance with guidance issued by the FASB, we accounted for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between Agiliti Surgical and the LLCs have been eliminated through consolidation.

13.      Employee Benefit Plans

ASC Topic 715, “Compensation — Retirement Benefits” requires employers to recognize the under- funded or over funded status of a defined benefit post retirement plan as an asset or liability in its statements of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, ASC Topic 715 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.

The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2018 and 2017 are as follows:

Change in Benefit Obligation

(in thousands)	2018	2017
Benefit obligations at beginning of year	$29,495	$27,728
Interest cost	1,044	1,128
Actuarial (gain) loss	(2,343)	1,773
Benefit paid	(1,185)	(1,134)
Benefit obligations at end of year	$27,011	$29,495

Change in Plan Assets

(in thousands)	2018	2017
Fair value of plan assets at beginning of year	$22,208	$19,600
Actual (loss) return on plan assets	(1,917)	3,330
Benefits paid	(1,185)	(1,134)
Employer contribution	810	412
Fair value of plan assets at end of year	$19,916	$22,208

Funded Status

(in thousands)	2018	2017
Funded status	$(7,095)	$(7,287)
Unrecognized net actuarial loss/accumulated other comprehensive loss	8,948	9,064
Net amount recognized	$1,853	$1,777

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2018	2017
Projected benefit obligation	$27,011	$29,495
Accumulated benefit obligation (“ABO”)	27,011	29,495
Fair value of plan assets	19,916	22,208
ABO less fair value of plan assets	7,095	7,287

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2018	2017
Current Liabilities	$515	$810
Noncurrent Liabilities	6,580	6,477
Total Amount Recognized	$7,095	$7,287

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Interest cost	$1,044	$1,128	$1,179
Expected return on plan assets	(1,158)	(1,111)	(1,197)
Recognized net actuarial loss	848	743	740
Net periodic benefit cost	$734	$760	$722

Change in Accumulated Other Comprehensive Loss

	Year Ended December 31,
(in thousands)	2018	2017	2016
Beginning of year	$(9,064)	$(10,252)	$(10,591)
Net actuarial loss (gain)	(732)	445	(401)
Amortization of net gain	848	743	740
Income tax expense related to pension	(111)	—	—
End of year	$(9,059)	$(9,064)	$(10,252)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

l	m
		Target
Asset Category		Allocation	2018	2017
Equity securities		75%	76%	80%
Debt securities and cash		25	24	20
		100%	100%	100%

The pension plan assets are invested with the objective of maximizing long-term returns while minimizing material losses in order to meet future benefit obligations when they come due.

The Company utilizes an investment approach with a mix of equity and debt securities used to maximize the long-term return on assets. Risk tolerance is established through consideration of pension plan liabilities, funded status and corporate financial condition. The investment portfolio consists of a diversified blend of mutual funds and fixed-income investments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews and annual asset and liability reviews.

Fair Value Measurement

The following table presents our plan assets, using the fair value hierarchy as disclosed in Note 5, Fair Value Measurements, as of December 31, 2018 and 2017.

	Assets at Fair Value as of December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$98	$—	$—	$98
Registered investment companies:
Total international stock index fund	7,818	—	—	7,818
Total stock market index fund	4,138	—	—	4,138
Total return fund	4,657	—	—	4,657
Volatility risk premium defensive fund	3,205	—	—	3,205
Total assets at fair value	$19,916	$—	$—	$19,916

	Assets at Fair Value as of December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$97	$—	$—	$97
Registered investment companies:
Total international stock index fund	9,319	—	—	9,319
Total stock market index fund	5,239	—	—	5,239
Total return fund	4,443	—	—	4,443
Volatility risk premium defensive fund	3,110			3,110
Total assets at fair value	$22,208	$—	$—	$22,208

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $0.8, $0.4 and $0 million to the pension plan during the years ended December 31, 2018, 2017 and 2016, respectively. The Company expects to make contribution of approximately $0.5 million in 2019.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2019	$1,260
2020	1,329
2021	1,370
2022	1,458
2023	1,553
2024 to 2028	8,488

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2018	2017	2016
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	4.26%	3.61%	4.16%
Expected return on assets	5.50%	5.50%	6.00%
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	3.61%	4.16%	4.43%
Expected return on assets	5.50%	5.50%	6.00%
Rate of compensation increase	N/A	N/A	N/A

These assumptions are reviewed on an annual basis. The discount rate reflects the current rate at which the pension obligation could be effectively settled at the end of the year. The Company sets its rate to reflect the yield of a portfolio of high quality, fixed-income debt instruments that would produce cash flow sufficient in timing and amount to settle projected future benefits. In determining the expected return on asset assumption, the Company evaluates the long-term returns earned by the pension plan, the mix of investments that comprise pension plan assets and forecasts of future long-term investment returns.

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $2.7,  $2.6 and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company is self-insured for employee healthcare up to $250,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year. Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles. The Company is liable for up to $250,000 per individual workers’ compensation claim and up to $250,000 per accident for automobile liability claims. Self-insurance and deductible costs are included in other accrued expenses in the consolidated balance sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

14.      Income Taxes

The (benefit) provision for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2018	2017	2016
Current - State	$949	$716	$688
Deferred	(67,297)	(17,875)	258
	$(66,348)	$(17,159)	$946

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follow:

	Year Ended December 31,
	2018	2017	2016
Statutory U.S. Federal income tax rate	(21.0)%	(35.0)%	(35.0)%
State income taxes, net of U.S. Federal income tax	(4.1)	3.8	0.9
Valuation allowance	(43.5)	38.7	30.9
Permanent items	1.0	1.0	8.2
Indefinite-life intangibles	—	5.5	2.0
Deferred item adjustments	—	(0.1)	0.4
Federal tax reform - deferred rate change	—	(220.0)	—
Effective income tax rate	(67.6)%	(206.1)%	7.4%

On December 22, 2017, the Tax Cuts & Jobs Act (Tax Act) was enacted resulting in significant changes to both domestic tax law and the U.S. taxation of foreign subsidiaries.  The SEC issued Staff Accounting Bulletin No. 118, which allows companies to record reasonable estimates of enactment impacts where the underlying analysis and calculations are not yet complete. The provisional estimates must be finalized within a one-year measurement period. In 2017, we recorded a provisional income tax benefit of approximately $18.3 million for the revaluation of our net deferred tax liability. Our effective tax rate was reduced by 220.0 percentage points primarily as a result of the revaluation of our net deferred tax liability. As of December 31, 2018, the impacts of The Act have been finalized. The impact of the finalization of the provisional estimate associated with the revaluation of our net deferred tax liability was immaterial.

Many of the new laws included in the Tax Act became effective during the 2018, including limitations on the deductibility of interest expense and executive compensation, as well as international provisions. However, these provisions did not significantly impact the Company in 2018, as the Company does not have international operations and the Company was not materially impacted under the new domestic provisions. Any impacts of future issued guidance will be appropriately accounted for in the period in which the guidance is effective

The components of the Company’s overall deferred tax assets and liabilities at December 31 are as follows:

(in thousands)	2018	2017
Deferred tax assets
Accounts receivable	$312	$316
Accrued compensation and pension	5,820	4,781
Inventories	570	501
Other assets	1,472	1,047
Unrealized loss on pension	2,315	2,345
Net operating loss carryforwards	39,478	52,508
Deferred tax assets	49,967	61,498
Valuation allowance	—	(44,403)
Total deferred tax assets	49,967	17,095
Deferred tax liabilities
Accelerated depreciation and amortization	(17,153)	(51,630)
Prepaid assets	(970)	(807)
Total deferred tax liabilities	(18,123)	(52,437)
Net deferred tax asset (liabilities)	$31,844	$(35,342)

At December 31, 2018, the Company had available unused federal net operating loss carryforwards of approximately $155.8 million. The net operating loss carryforwards will expire at various dates from 2020 through 2039. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities.

Under the Code, certain corporate stock transactions into which the Company has entered or may enter in the future could limit the amount of the net operating loss carryforwards that can be utilized in future periods.  The Company has completed a review of historical stock transactions, as well as the stock transactions completed in conjunction with the Business Combination (see Note 18, Subsequent Events), and concluded that there is no material limitation on the use of the net operating loss carryforwards.

In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The Company has been generating taxable income in recent years and is projecting significant taxable income in future years due to continued growth and changes in the credit agreements (as discussed in the Note 18, Subsequent Events). As such, we believe that it is more likely than not that we will be able to realize our deferred tax assets, and we have reversed our valuation allowance as of December 31, 2018, resulting in a tax benefit of $44.4 million.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Our evaluation was performed for the tax years ended December 31, 2018,  2017 and 2016, which are the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2018,  2017 and 2016

(in thousands)
Unrecognized tax benefits balance at January 1, 2016	$2,072
Gross decreases for tax positions in 2016	—
Unrecognized tax benefits balance at December 31, 2016	2,072
Gross decreases for tax positions in 2017	(707)
Unrecognized tax benefits balance at December 31, 2017	1,365
Gross decreases for tax positions in 2018	—
Unrecognized tax benefits balance at December 31, 2018	$1,365

Included in the unrecognized tax benefits as of December 31, 2018 are $1.4 million of tax benefits that, if recognized, would decrease the effective tax rate.

See Note 18, Subsequent Events, related to Tax Receivable Agreement.

15.      Consolidating Financial Statements

In accordance with the provisions of the 2012 Indenture, as 100%-owned subsidiaries of Agiliti Health, Agiliti Surgical and Agiliti Imaging have jointly and severally guaranteed all the Company’s Obligations (as defined in the 2012 Indenture) on a full and unconditional basis. Consolidating financial information of Agiliti Health (“Parent Issuer”) and Agiliti Surgical and Agiliti Imaging (“Subsidiary Guarantors”) is presented on the following pages.

Agiliti Health, Inc. and Subsidiaries

Consolidating Balance Sheets

(in thousands, except share and per share information)

	December 31, 2018
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Assets
Current assets:
Cash	$6,648	$692	$—	$7,340
Accounts receivable, less allowance for doubtful accounts	92,173	13,081	—	105,254
Due from affiliates	21,750	—	(21,750)	—
Inventories	4,754	6,368	—	11,122
Other current assets	9,418	921	—	10,339
Total current assets	134,743	21,062	(21,750)	134,055
Property and equipment:
Medical equipment	601,236	72,825	—	674,061
Property and office equipment	103,447	14,345	—	117,792
Accumulated depreciation	(523,291)	(59,319)	—	(582,610)
Total property and equipment, net	181,392	27,851	—	209,243
Other long-term assets:
Goodwill	283,141	63,027	—	346,168
Investment in subsidiary	81,910	—	(81,910)	—
Other intangibles, net	2,664	10,562	—	13,226
Deferred income taxes, net	32,240	—	(396)	31,844
Other	8,802	1,620	—	10,422
Total assets	$724,892	$124,122	$(104,056)	$744,958
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$4,105	$1,705	$—	$5,810
Due to affiliates	—	21,750	(21,750)	—
Accounts payable	28,297	9,345	—	37,642
Accrued compensation	29,055	4,501	—	33,556
Accrued interest	18,732	—	—	18,732
Other accrued expenses	20,423	606	—	21,029
Total current liabilities	100,612	37,907	(21,750)	116,769
Long-term debt, less current portion	681,482	3,707	—	685,189
Pension and other long-term liabilities	10,646	13	—	10,659
Deferred income taxes, net	—	396	(396)	—
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	252,441	76,016	(76,018)	252,439
Accumulated deficit	(319,548)	5,892	—	(313,656)
Accumulated earnings in subsidiary	5,892	—	(5,892)	—
Accumulated other comprehensive loss	(6,633)	—	—	(6,633)
Total Agiliti Health, Inc. and Subsidiaries (deficit) equity	(67,848)	81,908	(81,910)	(67,850)
Noncontrolling interest	—	191	—	191
Total (deficit) equity	(67,848)	82,099	(81,910)	(67,659)
Total liabilities and (deficit) equity	$724,892	$124,122	$(104,056)	$744,958

Agiliti Health, Inc. and Subsidiaries

Consolidating Balance Sheets

(in thousands, except share and per share information)

	December 31, 2017
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Assets
Current assets:
Accounts receivable, less allowance for doubtful accounts	$76,093	$13,544	$—	$89,637
Due from affiliates	31,590	—	(31,590)	—
Inventories	3,800	5,960	—	9,760
Other current assets	6,127	709	—	6,836
Total current assets	117,610	20,213	(31,590)	106,233
Property and equipment:
Medical equipment	564,316	64,877	—	629,193
Property and office equipment	92,414	12,927	—	105,341
Accumulated depreciation	(485,960)	(50,560)	—	(536,520)
Total property and equipment, net	170,770	27,244	—	198,014
Other long-term assets:
Goodwill	283,141	63,027	—	346,168
Investment in subsidiary	76,606	—	(76,606)	—
Other intangibles, net	136,563	15,358	—	151,921
Other	2,411	698	—	3,109
Total assets	$787,101	$126,540	$(108,196)	$805,445
Liabilities and (Deficit) Equity
Current liabilities:
Current portion of long-term debt	$3,451	$1,592	$—	$5,043
Book overdrafts	5,345	22	—	5,367
Due to affiliates	—	31,590	(31,590)	—
Accounts payable	29,842	6,847	—	36,689
Accrued compensation	18,696	2,802	—	21,498
Accrued interest	18,671	—	—	18,671
Other accrued expenses	16,018	1,745	—	17,763
Total current liabilities	92,023	44,598	(31,590)	105,031
Long-term debt, less current portion	694,171	3,894	—	698,065
Pension and other long-term liabilities	11,384	1	—	11,385
Deferred income taxes, net	34,126	1,216	—	35,342
Commitments and contingencies
(Deficit) Equity
Common stock	—	—	—	—
Additional paid-in capital	250,033	76,003	(76,018)	250,018
Accumulated deficit	(288,586)	588	—	(287,998)
Accumulated loss in subsidiary	588	—	(588)	—
Accumulated other comprehensive loss	(6,638)	—	—	(6,638)
Total Agiliti Health, Inc. and Subsidiaries (deficit) equity	(44,603)	76,591	(76,606)	(44,618)
Noncontrolling interest	—	240	—	240
Total (deficit) equity	(44,603)	76,831	(76,606)	(44,378)
Total liabilities and (deficit) equity	$787,101	$126,540	$(108,196)	$805,445

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2018
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Revenue	$461,831	$103,415	$—	$565,246
Cost of revenue	299,281	68,556	—	367,837
Gross margin	162,550	34,859	—	197,409
Selling, general and administrative	111,421	25,789	—	137,210
Gain on settlement	(26,391)	—	—	(26,391)
Intangible asset impairment charge	131,100	—	—	131,100
Operating (loss) income	(53,580)	9,070	—	(44,510)
Equity in earnings of subsidiary	(4,729)	—	4,729	—
Interest expense	51,284	2,106	—	53,390
(Loss) income before income taxes and noncontrolling interest	(100,135)	6,964	(4,729)	(97,900)
(Benefit) provision for income taxes	(68,583)	2,235	—	(66,348)
Consolidated net (loss) income	(31,552)	4,729	(4,729)	(31,552)
Net income attributable to noncontrolling interest	—	327	—	327
Net (loss) income attributable to Agiliti Health, Inc. and Subsidiaries	$(31,552)	$4,402	$(4,729)	$(31,879)

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2017
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Revenue	$419,925	$94,858	$—	$514,783
Cost of revenue	281,857	61,171	—	343,028
Gross margin	138,068	33,687	—	171,755
Selling, general and administrative	101,188	24,722	—	125,910
Operating income	36,880	8,965	—	45,845
Equity in earnings of subsidiary	(4,192)	—	4,192	—
Interest expense	51,412	2,350	—	53,762
(Loss) income before income taxes and noncontrolling interest	(10,340)	6,615	(4,192)	(7,917)
(Benefit) provision for income taxes	(19,582)	2,423	—	(17,159)
Consolidated net income	9,242	4,192	(4,192)	9,242
Net income attributable to noncontrolling interest	—	414	—	414
Net income attributable to Agiliti Health, Inc. and Subsidiaries	$9,242	$3,778	$(4,192)	$8,828

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Operations

(in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Revenue	$409,434	$70,067	$—	$479,501
Cost of revenue	278,860	43,789	—	322,649
Gross margin	130,574	26,278	—	156,852
Selling, general and administrative	100,038	19,351	—	119,389
Gain on settlement	(3,074)	—	—	(3,074)
Operating income	33,610	6,927	—	40,537
Equity in earnings of subsidiary	(2,754)	—	2,754	—
Interest expense	50,903	2,140	—	53,043
(Loss) income before income taxes and noncontrolling interest	(14,539)	4,787	(2,754)	(12,506)
(Benefit) provision for income taxes	(1,087)	2,033	—	946
Consolidated net (loss) income	(13,452)	2,754	(2,754)	(13,452)
Net income attributable to noncontrolling interest	—	308	—	308
Net (loss) income attributable to Agiliti Health, Inc. and Subsidiaries	$(13,452)	$2,446	$(2,754)	$(13,760)

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31, 2018
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Consolidated net (loss) income	$(31,552)	$4,729	$(4,729)	$(31,552)
Other comprehensive income:
Gain on minimum pension liability, net of tax of $111	5	—	—	5
Total other comprehensive income	5	—	—	5
Comprehensive (loss) income	(31,547)	4,729	(4,729)	(31,547)
Comprehensive income attributable to noncontrolling interest	—	327	—	327
Comprehensive (loss) income attributable to Agiliti Health, Inc. and Subsidiaries	$(31,547)	$4,402	$(4,729)	$(31,874)

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Comprehensive Income

(in thousands)

	Year Ended December 31, 2017
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Consolidated net income	$9,242	$4,192	$(4,192)	$9,242
Other comprehensive income:
Gain on minimum pension liability, net of tax	1,188	—	—	1,188
Total other comprehensive income	1,188	—	—	1,188
Comprehensive income	10,430	4,192	(4,192)	10,430
Comprehensive income attributable to noncontrolling interest	—	414	—	414
Comprehensive income attributable to Agiliti Health, Inc. and Subsidiaries	$10,430	$3,778	$(4,192)	$10,016

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Comprehensive (Loss) Income

(in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Consolidated net (loss) income	$(13,452)	$2,754	$(2,754)	$(13,452)
Other comprehensive income:
Gain on minimum pension liability, net of tax	339	—	—	339
Total other comprehensive income	339	—	—	339
Comprehensive (loss) income	(13,113)	2,754	(2,754)	(13,113)
Comprehensive income attributable to noncontrolling interest	—	308	—	308
Comprehensive (loss) income attributable to Agiliti Health, Inc. and Subsidiaries	$(13,113)	$2,446	$(2,754)	$(13,421)

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2018
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(31,552)	$4,729	$(4,729)	$(31,552)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	59,398	10,282	—	69,680
Intangible asset impairment charge	131,100	—	—	131,100
Gain on settlement	(23,391)	—	—	(23,391)
Amortization of intangibles, contract costs, deferred financing costs and bond premium	4,708	5,047	—	9,755
Equity in earnings of subsidiary	(4,729)	—	4,729	—
Provision for doubtful accounts	1,814	311	—	2,125
Provision for inventory obsolescence	(70)	216	—	146
Non-cash share-based compensation expense	2,508	502	—	3,010
Gain on sales and disposals of equipment	(2,076)	(48)	—	(2,124)
Deferred income taxes	(66,477)	(820)	—	(67,297)
Interest on note receivable	(46)	—	—	(46)
Changes in operating assets and liabilities:
Accounts receivable	(17,894)	152	—	(17,742)
Due from affiliates	10,342	—	(10,342)	—
Inventories	(884)	(624)	—	(1,508)
Other operating assets	(3,137)	110	—	(3,027)
Accounts payable	1,180	3,244	—	4,424
Other operating liabilities	11,931	839	—	12,770
Net cash provided by operating activities	72,725	23,940	(10,342)	86,323
Cash flows from investing activities:
Medical equipment purchases	(35,801)	(9,617)	—	(45,418)
Property and office equipment purchases	(8,469)	(288)	—	(8,757)
Proceeds from disposition of property and equipment	3,431	291	—	3,722
Issuance of note receivable from offier	(581)	—	—	(581)
Net cash used in investing activities	(41,420)	(9,614)	—	(51,034)
Cash flows from financing activities:
Proceeds under senior secured credit facility	205,967	—	—	205,967
Payments under senior secured credit facility	(220,233)	—	—	(220,233)
Payments of principal under capital lease obligations	(4,444)	(2,047)	—	(6,491)
Holdback and earn-out payments related to acquisitions	—	(847)	—	(847)
Distributions to noncontrolling interests	—	(376)	—	(376)
Proceeds from exercise of parent company stock options	547	—	—	547
Shares forfeited for taxes	(1,149)	—	—	(1,149)
Due to affiliates	—	(10,342)	10,342	—
Change in book overdrafts	(5,345)	(22)	—	(5,367)
Net cash used in financing activities	(24,657)	(13,634)	10,342	(27,949)
Net change in cash and cash equivalents	6,648	692	—	7,340
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$6,648	$692	$—	$7,340

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2017
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net income	$9,242	$4,192	$(4,192)	$9,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	61,918	8,814	—	70,732
Amortization of intangibles, deferred financing costs and bond premium	4,744	5,131	—	9,875
Equity in earnings of subsidiary	(4,192)	—	4,192	—
Provision for doubtful accounts	347	12	—	359
Provision for inventory obsolescence	475	238	—	713
Non-cash share-based compensation expense	2,556	483	—	3,039
Gain on sales and disposals of equipment	(2,400)	(43)	—	(2,443)
Deferred income taxes	(16,130)	(1,745)	—	(17,875)
Interest on note receivable	(29)	—	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	(4,638)	(1,094)	—	(5,732)
Due from affiliates	(2,584)	—	2,584	—
Inventories	479	191	—	670
Other operating assets	420	(317)	—	103
Accounts payable	622	(651)	—	(29)
Other operating liabilities	2,365	(371)	—	1,994
Net cash provided by operating activities	53,195	14,840	2,584	70,619
Cash flows from investing activities:
Medical equipment purchases	(38,434)	(8,078)	—	(46,512)
Property and office equipment purchases	(8,592)	(244)	—	(8,836)
Proceeds from disposition of property and equipment	3,789	63	—	3,852
Issuance of note receivable from officer	(936)	—	—	(936)
Acquisitions and refund of escrow	3,701	(6,393)	—	(2,692)
Net cash used in investing activities	(40,472)	(14,652)	—	(55,124)
Cash flows from financing activities:
Proceeds under senior secured credit facility	139,223	—	—	139,223
Payments under senior secured credit facility	(144,715)	—	—	(144,715)
Payments of principal under capital lease obligations	(4,735)	(1,573)	—	(6,308)
Distributions to noncontrolling interests	—	(355)	—	(355)
Proceeds from exercise of parent company stock option	93	—	—	93
Contribution from Parent	1,900	—	—	1,900
Due to affiliates	—	2,584	(2,584)	—
Change in book overdrafts	(4,489)	(844)	—	(5,333)
Net cash used in financing activities	(12,723)	(188)	(2,584)	(15,495)
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

Agiliti Health, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

(in thousands)

	Year Ended December 31, 2016
	Parent	Subsidiary	Consolidating
	Issuer	Guarantors	Adjustments	Consolidated
Cash flows from operating activities:
Consolidated net (loss) income	$(13,452)	$2,754	$(2,754)	$(13,452)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	65,738	7,427	—	73,165
Amortization of intangibles, deferred financing costs and bond premium	8,063	3,525	—	11,588
Equity in earnings of subsidiary	(2,754)	—	2,754	—
Provision for doubtful accounts	141	74	—	215
Provision for inventory obsolescence	287	213	—	500
Non-cash share-based compensation expense	2,549	517	—	3,066
(Gain) loss on sales and disposals of equipment	(3,923)	182	—	(3,741)
Deferred income taxes	819	(561)	—	258
Interest on note receivable	(10)	—		(10)
Changes in operating assets and liabilities:
Accounts receivable	(9,655)	(1,516)	—	(11,171)
Due from affiliates	1,139	—	(1,139)	—
Inventories	(508)	214	—	(294)
Other operating assets	(4,871)	(667)	—	(5,538)
Accounts payable	2,608	(757)	—	1,851
Other operating liabilities	(1,840)	125	—	(1,715)
Net cash provided by operating activities	44,331	11,530	(1,139)	54,722
Cash flows from investing activities:
Medical equipment purchases	(47,957)	(8,460)	—	(56,417)
Property and office equipment purchases	(6,556)	(107)	—	(6,663)
Proceeds from disposition of property and equipment	10,147	57	—	10,204
Issuance of note receivable from officer	(983)	—		(983)
Acquisition	(15,795)	—	—	(15,795)
Net cash used in investing activities	(61,144)	(8,510)	—	(69,654)
Cash flows from financing activities:
Proceeds under senior secured credit facility	166,042	—	—	166,042
Payments under senior secured credit facility	(148,350)	—	—	(148,350)
Payments of principal under capital lease obligations	(4,792)	(1,538)	—	(6,330)
Payments of deferred financing costs	(109)	—	—	(109)
Holdback payment related to acquisition	—	(500)		(500)
Distributions to noncontrolling interests	—	(367)	—	(367)
Dividend and equity distribution payments	(24)	—	—	(24)
Proceeds from exercise of parent company stock option	87	—	—	87
Due to affiliates	—	(1,139)	1,139	—
Change in book overdrafts	3,959	524	—	4,483
Net cash provided by (used in) financing activities	16,813	(3,020)	1,139	14,932
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at the beginning of period	—	—	—	—
Cash and cash equivalents at the end of period	$—	$—	$—	$—

16.      Securityholders Agreement

IPC and certain members of our management that acquired securities of Parent in 2007, at that time, entered into a securityholders agreement that governs certain relationships among, and contain certain rights and obligations of, such shareholders. The securityholders agreement, among other things:

•	limits the ability of the shareholders to transfer their securities in Parent, except in certain permitted transfers as defined therein;
•	provides for certain co-sale rights; and
•	provides for certain rights of first refusal with respect to transfers by shareholders other than to certain permitted transferees.

See Note 18, Subsequent Events.

17.      Concentration

One customer, Memorial Hermann Health System, accounted for approximately 13%,  15% and 16% of total revenue in 2018, 2017 and 2016, respectively. The Company is operating under multi-year agreements with customary terms and conditions with this customer.

18.      Subsequent Events

On January 4, 2019 (“the Closing Date”), Agiliti, Inc. consummated the previously announced business combination pursuant to that certain Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2018 (“A&R Merger Agreement”),  by and among Federal Street Acquisition Corp. (“FSAC”), Agiliti, Inc., Umpire SPAC Merger Sub, Inc., Umpire Cash Merger Sub, Inc., Agiliti Holdco, Inc., solely in their capacities as Majority Stockholders, IPC/UHS, L.P. (“IPC/UHS”) and IPC/UHS Co-Investment Partners, L.P., solely in its capacity as the Stockholders’ Representative, IPC/UHS, and solely for the purposes stated therein, Umpire Equity Merger Sub, Inc. The A&R Merger Agreement amended and restated the Agreement and Plan of Merger dated as of August 13, 2018. Pursuant to the A&R Merger Agreement, (i) FSAC became a wholly owned subsidiary of Agiliti, Inc. and the holders of Class A common stock, par value $0.0001 per share, of FSAC (the “FSAC Class A Common Stock”) (including FSAC Class A Common Stock issued pursuant to the Backstop Agreement (as defined below) and issued upon conversion of the Class F common stock, par value $0.0001 per share, of FSAC) received shares of common stock, par value $0.0001 per share, of Agiliti, Inc. (the “Agiliti Common Stock”); and (ii) Agiliti Holdco, Inc. became a wholly owned subsidiary of FSAC and the equityholders of Agiliti Holdco, Inc. received cash and/or shares of Agiliti Common Stock and/or fully-vested options to purchase shares of Agiliti Common Stock as merger consideration (the transactions contemplated by the A&R Merger Agreement are referred to herein as the “Business Combination”).

On December 19, 2018, in connection with the entry into the A&R Merger Agreement, FSAC entered into the Amended and Restated Subscription Agreement (the “Backstop Agreement”) with THL Agiliti LLC (the “THL Stockholder”), pursuant to which THL Stockholder agreed to purchase a number of shares of FSAC common stock at a price of $8.50 per share necessary to cause the minimum cash condition under the A&R Merger Agreement to be satisfied, subject to a cap of $750 million. On the Closing Date, pursuant to the Backstop Agreement, THL Stockholder purchased 86,795,398 shares of FSAC Class A Common Stock for an aggregate of $737.8 million, which shares were exchanged for shares of Agiliti Common Stock on a one-for-one basis at the closing of the Business Combination.

On January 4, 2019, in connection with and substantially concurrent with the closing of the Business Combination, Agiliti Health entered into a credit agreement governing its new senior secured credit facilities (the “New Senior Secured Credit Facilities”) with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, Agiliti Holdco, certain subsidiaries of Agiliti Health acting as guarantors (the “Guarantors”), and the lenders from time to time party thereto.

The New Senior Secured Credit Facilities provide for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660,000,000 (the “New Term Loan Facility”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150,000,000 (the “New Revolving Facility”). Agiliti Health drew approximately $34.0 million of revolving loans on January 4, 2019 to pay certain fees and expenses in the Business Combination. The proceeds of the New Term Loan Facility were drawn on February 1, 2019, and were used to redeem all of Agiliti Health’s outstanding 7.625% Second Lien Senior Secured Notes due 2020 (the “2012 Notes”). Agiliti Health called the 2012 Notes for redemption on January 4, 2019, prior to the consummation of the Business Combination. The 2012 Notes were redeemed on February 4, 2019.

The term loans under the New Term Loan Facility amortize in equal quarterly installments, commencing on June 30, 2019, in an aggregate annual amount equal to 1.00% of the original principal amount of such term loans, with the balance due and payable at maturity unless prepaid prior thereto.

Borrowings under the New Senior Secured Credit Facilities will bear interest, at Agiliti Health’s option, at a rate per annum equal to an applicable margin over either (a) a base rate determined by reference to the highest of (1) the prime lending rate published in the Wall Street Journal, (2) the federal funds effective rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period, plus 1.00%, or (b) a LIBOR rate determined by reference to the LIBOR rate as set forth by the ICE Benchmark Administration for the interest period relevant to such borrowing, in each case, subject to interest rate floors.

In connection with the Business Combination, Agiliti Holdco, which was previously controlled by IPC, became an indirect subsidiary of Agiliti, Inc.. Following the Business Combination, THL Stockholder holds approximately 99.3% of Agiliti’s common stock. The total consideration to acquire Agiliti Holdco was approximately $1.44 billion. Such aggregate consideration consisted of cash and/or shares of Agiliti Common Stock and/or fully-vested options to purchase shares of Agiliti Common Stock. The sources of funds for the Business Combination include $660.0 million from the New Term Loan Facility, approximately $34.0 million from the New Revolving Facility, approximately $19.6 million of existing capital leases rollover, approximately $21.8 million of equity rollover by existing holders, $737.8 million from the THL Stockholder pursuant to the Amended and Restated Subscription Agreement, dated December 19, 2018, between FSAC and the THL Stockholder and approximately $4.5 million from FSAC’s trust account.

On January 4, 2019, Agiliti, THL Stockholder, Thomas J. Leonard and certain other holders entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the parties thereto were granted certain customary demand registration rights on short form and long form registration statements as well as “piggyback” registration rights, with respect to the shares of Agiliti Common Stock they hold, in each case subject to cutback provisions. In addition, pursuant to the Registration Rights Agreement, Mr. Leonard agreed to certain transfer restrictions for 180 days following the closing of the Business Combination.

On January 4, 2019, Agiliti and THL Stockholder entered into a Director Nomination Agreement pursuant to which for so long as THL Stockholder beneficially owns at least 5% of Agiliti Common Stock then outstanding, THL Stockholder will have a right to appoint or nominate for election to the Agiliti’s board of directors, as applicable, a number of individuals that, if elected, when compared to the authorized number of directors on the Company’s board of directors, is closest to but not less than proportional to the total number of shares of Agiliti Common Stock over which THL Stockholder has direct or indirect voting control relative to the total number of shares of Agiliti Common Stock then outstanding (which, for the avoidance of doubt, means that the number of such appointees or nominees shall be rounded up to the next whole number); provided that the number of such appointees or nominees may not constitute a majority of the members of Agiliti’s board of directors unless THL Stockholder beneficially owns shares of Agiliti Common Stock representing at least 50% of Agiliti Common Stock then outstanding. In addition, THL Stockholder shall be entitled to designate the replacement for any of its board appointees or nominees whose board service terminates prior to the end of the director’s term regardless of beneficial ownership at such time. THL Stockholder will also have the right to have its designees participate on committees of the Company’s board of directors proportionate to its stock ownership; provided that the number of its designees may not constitute a majority of the members of any such committee unless THL Stockholder beneficially owns shares of Agiliti Common Stock representing at least 50% of Agiliti Common Stock then outstanding.

On January 4, 2019, Agiliti, Inc. entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Agiliti Health and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor will provide management, consulting and other advisory services to the companies. In consideration for these services, the companies will pay to the Advisor (i) a non-refundable periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off or split-off transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses (i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies will also pay expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor. The initial term of the Advisory Agreement ends on January 4, 2027, and is automatically extended for successive periods of one (1) year.  The Advisory Services Agreement may be terminated by the Advisor at any time and by the Company on or prior to March 31, 2019 if the execution and delivery of the

Advisory Services Agreement is not ratified by the Company at a meeting of its board of directors or a committee thereof prior to such date. The Advisory Services Agreement also terminates automatically immediately prior to an IPO or a transaction involving a change of control (as defined in the Advisory Services Agreement).

On January 4, 2019, Agiliti, Inc., Agiliti Holdco and IPC/UHS, as Stockholders’ Representative, entered into the Tax Receivable Agreement (the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for the payment by Agiliti Holdco to the sellers of 85% of certain U.S. federal, state, and local tax benefits realized or deemed realized by Agiliti Holdco and its subsidiaries from the use, following the closing, of the following tax attributes: (i) U.S. federal, state and local net operating losses (including carryforwards) of Agiliti Holdco and its subsidiaries in existence as of the end of the Closing Date, (ii) without duplication of amounts included under clause (i), certain deductions generated by the consummation of the Business Combination, (iii) certain deductions arising from rollover options cancelled or exercised post-closing as such deductions are generated post-closing and (iv) certain deductions arising from payments made under the Tax Receivable Agreement. Agiliti Holdco and its subsidiaries will retain the tax benefit, if any, of the remaining 15% of such tax attributes. The amount and timing of any such payments may vary depending upon a number of factors. The term of the Tax Receivable Agreement will continue until all tax benefits subject to the Tax Receivable Agreement have been utilized or deemed utilized, unless Agiliti Holdco exercises its right to terminate the Tax Receivable Agreement early or there is otherwise a deemed early termination (e.g., upon the occurrence of a change of control of the Company, FSAC or Agiliti Holdco or certain divestitures of Agiliti Holdco’s subsidiaries) pursuant to the terms of Tax Receivable Agreement. If Agiliti Holdco elects to terminate the Tax Receivable Agreement early or there is a deemed early termination, its obligations under the Tax Receivable Agreement would accelerate and it generally would be required to make an immediate payment equal to the present value of the deemed anticipated future payments to be made by it under the Tax Receivable Agreement, calculated in accordance with certain valuation assumptions set forth in the Tax Receivable Agreement.

Notwithstanding the foregoing, after the fifth anniversary of the Closing Date, a tax benefit payment due to a holder of any options or restricted stock units (RSUs) in Agiliti Holdco shall be paid only if either (i) such holder is employed by on the first day of the calendar year following the taxable year for which such tax benefit payment was calculated or (ii) Agiliti Holdco has aggregate revenue of at least $300,000,000 (which may be adjusted downward due to certain transactions) for the first two quarters of the taxable year following the taxable year for which such tax benefit payment was calculated.

In connection with the closing of the Business Combination, Agiliti, Inc. assumed the 2007 Stock Option Plan and approximately 75% of the outstanding stock option awards were terminated and cashed out, and the remaining 25% of the outstanding stock option awards were rolled over into options to purchase common stock of Agiliti, Inc. subject to the same terms and conditions of the original awards. Additionally, on January 4, 2019 the 2018 Omnibus Incentive Plan became effective.

Upon the consummation of the Business Combination, the professional service agreement with IPC was terminated.

Upon the consummation of the Business Combination, the note receivables from officers were collected.

On February 4, 2019, Agiliti Health redeemed all of its outstanding $645.0 million aggregate principal amount of 2012 Notes at a redemption price equal to 100.00% of the aggregate principal amount of notes redeemed. On the same date, the 2012 Indenture was satisfied and discharged in accordance with its terms and the collateral securing the 2012 Notes was released.

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2018, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.