Form 10-Q
period 2021-03-31
AGILITI, INC. \DE
filed 2021-05-18
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number:
001-40361

AGILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1608463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6625 West 78th Street, Suite 300
Minneapolis, Minnesota 55439-2604
(Address of principal executive offices, including zip code)
(952)
893-3200
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	AGTI	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock outstanding as of May 14, 2021: 130,281,492

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements — Unaudited
Agiliti, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$13,328	$206,505
Accounts receivable, less allowance for doubtful accounts of $2,020 at March 31, 2021 and $1,993 at December 31, 2020	168,679	154,625
Inventories	27,699	27,062
Other current assets	13,129	14,175

Total current assets	222,835	402,367
Property and equipment:
Medical equipment	295,398	285,723
Property and office equipment	124,054	112,646
Accumulated depreciation	(208,484)	(183,953)

Total property and equipment, net	210,968	214,416
Other long-term assets:
Goodwill	1,122,530	817,113
Operating lease right-of-use assets	53,447	51,214
Other intangibles, net	569,343	402,095
Other	16,713	16,151

Total assets	$2,195,836	$1,903,356

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$19,060	$16,044
Current portion of operating lease liability	14,985	14,155
Current portion of obligation under tax receivable agreement	15,650	15,572
Accounts payable	47,523	37,215
Accrued compensation	38,864	38,671
Accrued interest	3,533	6,347
Deferred revenue	11,356	8,800
Other accrued expenses	29,394	22,727

Total current liabilities	180,365	159,531
Long-term debt, less current portion	1,350,035	1,145,055
Obligation under tax receivable agreement, pension and other long-term liabilities	56,182	53,794
Operating lease liability, less current portion	41,904	40,283
Deferred income taxes, net	101,297	62,748
Commitments and contingencies (Note 11)
Equity
Common stock, $0.0001 par value; 350,000,000 shares authorized; 99,843,335 and 98,983,296 shares issued and outstanding at March 31, 2021 and December 31, 2020	10	10
Additional paid-in capital	527,626	513,902
Accumulated deficit	(58,939)	(68,492)
Accumulated other comprehensive loss	(2,768)	(3,619)

Total Agiliti, Inc. and Subsidiaries equity	465,929	441,801
Noncontrolling interest	124	144

Total equity	466,053	441,945

Total liabilities and equity	$2,195,836	$1,903,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$235,245	$179,240
Cost of revenue	133,922	121,433

Gross margin	101,323	57,807
Selling, general and administrative	69,224	56,566

Operating income	32,099	1,241
Interest expense	18,021	17,817

Income (loss) before income taxes and noncontrolling interest	14,078	(16,576)
Income tax expense (benefit)	4,495	(4,028)

Consolidated net income (loss)	9,583	(12,548)
Net income attributable to noncontrolling interest	30	74

Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$9,553	$(12,622)

Basic income (loss) per share	$0.10	$(0.13)
Diluted income (loss) per share	$0.09	$(0.13)

Weighted-average common shares outstanding:
Basic	99,103,933	98,954,862
Diluted	106,090,703	98,954,862
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Consolidated net income (loss)	$9,583	$(12,548)

Other comprehensive income:
Gain on minimum pension liability, net of tax of $19 and $0	55	4
Gain on cash flow hedge, net of tax of $271 and $0	796	—

Total other comprehensive income	851	4

Comprehensive income (loss)	10,434	(12,544)
Comprehensive income attributable to noncontrolling interest	30	74

Comprehensive income (loss) attributable to Agiliti, Inc. and Subsidiaries	$10,404	$(12,618)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands)
(unaudited)

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$10	$513,902	$(68,492)	$(3,619)	$144	$441,945
Net income	—	—	9,553	—	30	9,583
Other comprehensive loss	—	—	—	851	—	851
Share-based compensation	—	2,412	—	—	—	2,412
Issuance of common stock	—	11,300	—	—	—	11,300
Dividend forfeited	—	12	—	—	—	12
Cash distributions to noncontrolling interests	—	—	—	—	(50)	(50)

Balance at March 31, 2021	$10	$527,626	$(58,939)	$(2,768)	$124	$466,053

(in thousands)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$10	$503,637	$(46,014)	$(940)	$276	$456,969
Net (loss) income	—	—	(12,622)	—	74	(12,548)
Other comprehensive income	—	—	—	4	—	4
Share-based compensation	—	2,383	—	—	—	2,383
Shares forfeited for taxes	—	(145)	—	—	—	(145)
Dividend forfeited	—	176	—	—	—	176
Cash distributions to noncontrolling interests	—	—	—	—	(124)	(124)

Balance at March 31, 2020	$10	$506,051	$(58,636)	$(936)	$226	$446,715

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$9,583	$(12,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	26,217	23,377
Amortization	18,399	17,756
Remeasurement of tax receivable agreement	4,148	—
Provision for doubtful accounts	18	656
Provision for inventory obsolescence	1,532	233
Non-cash share-based compensation expense	2,412	2,383
Gain on sales and disposals of equipment	(647)	(165)
Deferred income taxes	3,932	(4,195)
Changes in operating assets and liabilities:
Accounts receivable	2,898	(10,709)
Inventories	3,641	(1,539)
Other operating assets	226	565
Accounts payable	1,361	4,378
Other operating liabilities	(10,811)	7,487

Net cash provided by operating activities	62,909	27,679

Cash flows from investing activities:
Medical equipment purchases	(4,415)	(9,165)
Property and office equipment purchases	(3,915)	(3,003)
Proceeds from disposition of property and equipment	1,003	524
Acquisitions, net of cash acquired	(450,198)	(89,495)

Net cash used in investing activities	(457,525)	(101,139)

Cash flows from financing activities:
Proceeds under new revolver	10,000	178,000
Payments under new revolver	—	(161,500)
Proceeds under new term loan	198,052	124,844
Payments under new term loan	(2,840)	(1,650)
Payments of principal under finance lease liability	(2,051)	(1,857)
Payments of deferred financing costs	—	(199)
Payments under tax receivable agreement	(748)	—
Distributions to noncontrolling interests	(50)	(124)
Dividend and equity distribution payment	(924)	(1,115)
Shares forfeited for taxes	—	(145)
Change in book overdrafts	—	(1,771)

Net cash provided by financing activities	201,439	134,483

Net change in cash and cash equivalents	(193,177)	61,023
Cash and cash equivalents at the beginning of period	206,505	—

Cash and cash equivalents at the end of period	$13,328	$61,023

Supplemental cash flow information:
Interest paid	$19,746	$16,523
Income taxes (refund) paid	(715)	5
The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
Description of Business
Agiliti, Inc. (individually and together with its consolidated subsidiaries (Federal Street Acquisition Corp (“FSAC”), Agiliti Holdco, Inc. and Agiliti Health, Inc. and subsidiaries) (“we”, “our”, “us”, the “Company” or “Agiliti”)) is a nationwide provider of healthcare technology management and service solutions to the United States healthcare industry. Agiliti, Inc. owns 100% of FSAC. FSAC owns 100% of Agiliti Holdco, Inc. Agiliti Holdco, Inc. owns 100% of Agiliti Health, Inc. Agiliti Health, Inc. owns 100% of Agiliti Surgical, Inc., Agiliti Imaging, Inc. and Northfield Medical, Inc. (effective March 19, 2021). Agiliti Health, Inc. and subsidiaries is the only company with operations. All other entities have no material assets, liabilities, cash flows or operations other than their investment and ownership of Agiliti Health, Inc. and subsidiaries.
Initial Public Offering
On April 27, 2021, the Company closed its initial public offering (“IPO”), in which it issued and sold 30,263,157 shares of its common stock. The price was $14.00 per share. The Company received net proceeds of approximately $397.4 million from the IPO after deducting underwriting discounts and commissions of $22.2 million and offering expenses. Refer to Note 18 - Subsequent Events for further information.
Basis of Presentation
The interim condensed consolidated financial statements have been prepared by the Company without audit. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. As such, the information included in this Quarterly Report on Form
10-Q
should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company’s final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“the Securities Act”), on April 26, 2021 (“the Prospectus”).
The interim condensed consolidated financial statements presented herein as of March 31, 2021, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.
We are required to make estimates and assumptions about future events in preparing condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the amounts of assets, liabilities, revenue and expenses at the date of the unaudited condensed consolidated financial statements. While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events are made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited condensed consolidated financial statements.
A description of our significant accounting policies is included in the Prospectus. There have been no material changes to these policies for the quarter ended March 31, 2021.

2.	Recent Accounting Pronouncements
Standards Adopted
In December 2019, the FASB issued ASU
No. 2019-12
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
(“ASU
2019-12”).
ASU
2019-12
simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and recognition of deferred tax liabilities. This standard also simplifies the accounting for franchise taxes and enacted change in tax laws or rates and clarifies the accounting for transactions that result in a step-up
in the basis of goodwill. The ASU is effective for annual and interim periods in fiscal years ending after December 15, 2020. Early adoption is permitted. We adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
Standards Not Yet Adopted
In March 2020, the FASB issued ASU
No. 2020-04
Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting
(“ASU
2020-04”).
ASU
2020-04
provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU may be applied through December 31, 2022. We are beginning to evaluate the impact of
ASU 2020-04
on our consolidated financial statements.

3.	Revenue Recognition
In the following table, revenue is disaggregated by service solution.

	Three Months Ended March 31,
(in thousands)	2021	2020
Equipment Solutions	$82,471	$68,405
Clinical Engineering	75,106	66,014
Onsite Managed Services	77,668	44,821

	$235,245	$179,240

The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020 was $13.9 and $13.4 million, respectively. Capitalized costs are amortized over the expected life of the related contracts which is estimated to be five years. Amortization is computed on a straight-line basis which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expenses. The amount of amortization included in cost of revenue was $0.1 and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The amount of amortization included in selling, general and administrative expense was $0.7 and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized during 2021 and 2020.
During the three months ended March 31, 2021, $6.8 million of revenue was recognized that was included in deferred revenue at the beginning of the period.

4.	Acquisitions
On March 19, 2021, we completed a stock purchase agreement to purchase all of the outstanding capital stock of Northfield Medical, Inc. (“Northfield”), a company specializing in the service and repair of medical equipment and instruments for a total consideration of approximately $475 million (“Northfield Acquisition”). The consideration consisted of $461.0 million of cash paid at closing, $11.3 million in issuance of 752,328 shares of common stock and a $2.7 million of net working capital adjustment. The results of Northfield’s operations have been included in the condensed consolidated financial statements since March 19, 2021.
The following summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of the Northfield Acquisition within our condensed consolidated balance sheet:

(in thousands)
Cash	$10,767
Accounts receivable	16,970
Inventories	5,810
Other current assets	502
Property and equipment	11,713
Goodwill	305,417
Operating lease right-of-use assets	4,815
Other intangibles	183,700
Accounts payable	(7,331)
Accrued compensation	(7,948)
Other accrued expenses	(9,620)
Finance lease liability	(2,340)
Operating lease liability	(5,025)
Other long-term liabilities	(837)
Deferred income taxes	(34,328)

Total purchase price	$472,265

The
Other intangibles represent acquired finite-life customer relationships, which is amortized over
15
years using the sum of the years’ digits method. The total amount of goodwill that is deductible for tax purpose is $68.2 million.
Due to the recent closing of the transaction, the purchase price allocation was preliminary and will be finalized when valuations are complete and final assessments of the fair value of other acquired assets and assumed liabilities are completed. There can be no assurance that such finalizations will not result in material changes from the preliminary purchase price allocations. The Company’s estimates and assumptions are subject to change during the measurement period (up to one year from the acquisition date), as the Company finalizes the valuations of certain tangible and intangible asset acquired and liabilities assumed.
This Northfield Acquisition was funded from additional borrowing under our first lien term loan, revolving loan and cash.
The following unaudited pro forma condensed consolidated results of operations assumed the Northfield Acquisition had occurred on January 1, 2020. The unaudited pro forma condensed consolidated financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually closed on that date, nor the results that may be obtained in the future.

	(Unaudited) Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$260,192	$207,660
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	8,678	(15,771)
Included in the determination of pro forma net income (loss) for the three months ended March 31, 2021 and 2020 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments included depreciation and amortization of assets acquired and interest expense on additional debt to finance the acquisition. Income taxes are provided at the estimated statutory rate.

On December 11, 2020, we completed the acquisition of certain assets of a surgical laser equipment solutions provider for total consideration of approximately $8.9 million. The result of the acquired company’s operations have been included in the condensed consolidated financial statements since that date.
On January 31, 2020, we completed the acquisition of certain assets of a surgical equipment repair and maintenance service provider for total consideration of approximately $88.3 million. The result of the acquired company’s operations have been included in the condensed consolidated financial statements since that date.
The following summarizes the fair values of assets acquired and liabilities assumed of the January 31, 2020 acquisition within our condensed consolidated balance sheet:

(in thousands)
Cash	$51
Accounts receivable	10,447
Inventories	4,591
Other current assets	208
Property and equipment	3,534
Goodwill	35,554
Operating lease right-of-use assets	2,422
Other intangibles	34,714
Accounts payable	(1,333)
Accrued compensation	(494)
Other accrued expenses	(275)
Operating lease liability	(1,142)

Total purchase price	$88,277

The acquired intangible assets, all of which are finite-life, are comprised of trade name and customer relationships and have a weighted average useful life of approximately 14.5 years. The total amount of goodwill that is deductible for tax purposes is $35.4 million.
This acquisition was funded from the revolving loan.

5.	Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2021				Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$1,195	$—	$—	$1,195	$1,104	$—	$—	$1,104
Interest rate swap	—	81	—	81	—	—	—	—

Liabilities:
Contingent consideration	$—	$—	$321	$321	$—	$—	$321	$321
Obligation under tax receivable agreement	—	—	54,078	54,078	—	—	50,600	50,600
Interest rate swap	—	896	—	896	—	1,883	—	1,883
Deferred compensation liabilities	1,195	—	—	1,195	1,104	—	—	1,104
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
The deferred compensation assets are held in mutual funds. The fair value of the deferred compensation assets and liabilities is based on the quoted market prices for the mutual funds and thus represents a Level 1 fair value measurement.
The fair value of the obligation under the tax receivable agreement (“TRA”) was estimated using company specific assumptions that are not observable in the market and thus represents a Level 3 fair value measurement. Management’s estimate of the valuation of the obligation under the tax receivable agreement is based on a Monte Carlo model which involves the use of projected cash flows of the Company, a discount rate, and historical deferred tax assets subject to the agreement. We made a remeasurement adjustment to increase the liability by $4.1 million during the three months ended March 31, 2021 and no adjustment for the three months ended March 31, 2020. We made $0.7 million in payments under tax receivable agreement during the three months ended March 31, 2021 and no payment for the three months ended March 31, 2020.
In May 2020, we entered into an interest rate swap agreement to manage our interest rate exposure, see Note 8, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.
Fair Value of Other Financial Instruments
The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The fair value of our outstanding First Lien Term Loan and Second Lien Term Loan (each as defined in Note 8, Long-Term Debt) as of March 31, 2021 and December 31, 2020, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2021		December 31, 2020
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,102,541	$1,101,508	$906,624	$911,788
Second Lien Term Loan (2)	232,556	240,000	232,361	240,000

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $12.2 and $12.8 million and unamortized debt discount of $4.6 and $2.8 million as of March 31, 2021 and December 31, 2020, respectively.

(2)
The carrying value of the Second Lien Term Loan is net of unamortized deferred financing costs of $0.8 and $0.8 million and unamortized debt discount of $6.7 and $6.8 million as of March 31, 2021 and December 31, 2020, respectively.

6.	Selected Financial Statement Information
Goodwill and Other Intangible Assets
Goodwill and other intangible assets as of March 31, 2021 were recognized as part of purchase price allocation of the business combination completed on January 4, 2019 and other acquisitions during 2019 through March 31, 2021. There were no impairment losses recorded on goodwill through March 31, 2021.
Our other intangible assets as of March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021				December 31, 2020
(in thousands)	Cost	Accumulated Amortization	Impairment	Net	Cost	Accumulated Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$696,889	$(133,065)	$—	$563,824	$513,189	$(118,172)	$—	$395,017
Non-compete agreements	14,613	(10,959)	—	3,654	14,613	(9,647)	—	4,966
Trade names	3,779	(1,914)	—	1,865	3,779	(1,667)	—	2,112

Total intangible assets	$715,281	$(145,938)	$—	$569,343	$531,581	$(129,486)	$—	$402,095

Total amortization expense related to intangible assets was $16.5 and $16.3 million for the three months ended March 31, 2021 and 2020, respectively.
There were no impairment charges during 2021 and 2020 with respect to other intangible assets.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2021 and the next five years is as follows:

(in thousands)
Remainder of 2021	$61,816
2022	75,225
2023	68,090
2024	62,229
2025	56,367
2026	50,495
Supplementary Cash Flow Information
Supplementary cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$4,336	$3,955
Finance lease additions	1,131	219
Operating lease right-of-use assets and operating lease liability additions	664	530
Issuance of common stock related to acquisition	11,300	—

7.	Share-Based Compensation
The 2018 Omnibus Incentive Plan (“2018 Plan”) provides for issuance of 10.4 million nonqualified stock options, restricted stock units and performance restricted stock units to any of its executives, other key employees and certain non-employee
directors. The stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted had a ten-year
contractual term and vest over one to four years. The restricted stock units vest over three to four years. The performance restricted stock units vest over three years upon achievement of established performance targets as defined in the agreement.

The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2018 Plan. Grantees are subject to non-competition,
non-solicitation
and confidentiality requirements as set forth in their respective stock option grant agreements. Forfeited options, restricted stock units and performance restricted stock units are available for future issue.
We determine the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as an expense on a straight-line basis over the options’ expected vesting periods.
Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance was 3.7 million shares at March 31, 2021.

8.	Long-Term Debt
Long-term debt consists of the following:

(in thousands)	March 31, 2021	December 31, 2020
First Lien Term Loan (1)	$1,102,541	$906,624
Second Lien Term Loan (2)	232,556	232,361
Revolving Loan (3)	7,726	(2,481)
Finance lease liability	26,272	24,595

	1,369,095	1,161,099
Less: Current portion of long-term debt	(19,060)	(16,044)

Total long-term debt	$1,350,035	$1,145,055

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $12.2 and $12.8 million and unamortized debt discount of $4.6 and $2.8 million as of March 31, 2021 and December 31, 2020, respectively.

(2)
The carrying value of the Second Lien Term Loan is net of unamortized deferred financing costs of $0.8 and $0.8 million and unamortized debt discount of $6.7 and $6.8 million as of March 31, 2021 and December 31, 2020, respectively.

(3)	The carrying value of the Revolving Loan is net of unamortized deferred financing costs of $2.3 and $2.5 million as of March 31, 2021 and December 31, 2020, respectively.
First Lien Credit Facilities.
On January 4, 2019, in connection with and substantially concurrent with the closing of the Business Combination, Agiliti entered into a credit agreement (the “First Lien Credit Facilities”) with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, Agiliti Holdco, certain subsidiaries of Agiliti Health acting as guarantors (the “Guarantors”), and the lenders from time to time party thereto.
The First Lien Credit Facilities provide for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660 million (the “First Lien Term Loan”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Revolving Loan”). In February 2020, we increased our principal First Lien Term Loan facility by $125 million and the revolving loan facility by $40 million. All terms to the First Lien Term Loan and Revolving Loan facilities remain the same. In October 2020 and March 2021, we increased our principal First Lien Term Loan facility by $150 million and $200 million, respectively. All terms to the First Lien Term Loan remain the same, except these additional loans are subject to an interest rate floor of 0.75%.

The First Lien Term Loan amortizes in equal quarterly installments, commencing on June 30, 2019, in an aggregate annual amount equal to 1.00% of the original principal amount of such term loan, with the balance due and payable at maturity unless prepaid prior thereto.
Borrowings under the First Lien Credit Facilities bear interest, at Agiliti’s option, at a rate per annum equal to an applicable margin (the “Applicable Margin”) over either (a) a base rate determined by reference to the highest of (1) the prime lending rate published in the Wall Street Journal, (2) the federal funds effective rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month
interest period, plus 1.00%, or (b) a LIBOR rate determined by reference to the LIBOR rate as set forth by the ICE Benchmark Administration for the interest period relevant to such borrowing, in each case, subject to interest rate floors.
The First Lien Credit Facilities contain a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of Agiliti and the guarantors thereunder to incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; pay dividends and distributions or repurchase capital stock; prepay, redeem or repurchase certain indebtedness; make investments, loans and advances; enter into agreements which limit the ability of Agiliti and the guarantors thereunder to incur liens on assets; and enter into amendments to certain junior lien and subordinated indebtedness in a manner materially adverse to the lenders.
Solely with respect to the Revolving Loan, commencing with the fiscal quarter ending June 30, 2019, the Company is required to maintain a leverage ratio not to exceed 7:1, when the aggregate principal amount of outstanding Revolving Loans and drawn Letters of Credit, on the last day of the most recent fiscal quarter, exceeds 35% of the total revolving credit commitments.
Second Lien Term Loan
. The Second Lien Term Loan provides for an eight-year term loan facility in an aggregate principal amount of $240 million (the “Second Lien Term Loan”). The proceeds of the Second Lien Term Loan were drawn on November 15, 2019 and used to return capital to shareholders.
The Second Lien Term Loan is payable at maturity unless prepaid prior thereto. We may repay some or all of the Second Lien Term Loan at any time from November 15, 2020 to November 14, 2021 at a price equal to 101% of the principal amount thereof; and anytime thereafter at a price equal to 100% of the principal amount thereof, in each case, plus accrued and unpaid interest, if any, to the date of redemption.
Borrowings under the Second Lien Term Loan bear interest, at Agiliti’s option, at a rate per annum equal to an applicable margin over either (a) a base rate determined by reference to the highest of (1) the prime lending rate published in the Wall Street Journal, (2) the federal funds effective rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month
interest period, plus 1.00%, or (b) a LIBOR rate determined by reference to the LIBOR rate as set forth by the ICE Benchmark Administration for the interest period relevant to such borrowing, in each case, subject to interest rate floors. The interest rate on the Second Lien Term Loan was LIBOR rate plus 7.75% at the end of the first quarter.
The Second Lien Term Loan contains a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of Agiliti and the guarantors thereunder to incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; pay dividends and distributions or repurchase capital stock; prepay, redeem or repurchase certain indebtedness; make investments, loans and advances; enter into agreements which limit the ability of Agiliti and the guarantors thereunder to incur liens on assets; and enter into amendments to certain junior lien and subordinated indebtedness in a manner materially adverse to the lenders.
Interest Rate Swap.
In May 2020, we entered into an interest rate swap agreement for a total notional amount of $500.0 million, which has the effect of converting a portion of our First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement was June 2020 and the expiration date is June 2023.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going
basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement at March 31, 2021 was $0.8 million, of which $0.9 million is included in other accrued expenses and $0.1 million is included in other long-term assets on our condensed consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our condensed consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at March 31, 2021. We have not recorded any amounts due to ineffectiveness for any periods presented.
As a result of our interest rate swap agreement, we expect the effective interest rate on $350.0 million and $150.0 million of our First Lien Term Loan to be 0.3396% and 0.3290%, respectively, plus the Applicable Margin through June 2023
.
We were in compliance with all financial debt covenants for all periods presented.

9.	Leases
We lease facilities under operating lease agreements, which include both monthly and longer-term arrangements. Our finance leases consist primarily of leased vehicles.
The lease assets and liabilities are as follows:

(in thousands)	Classification	March 31, 2021	December 31, 2020
Lease Assets
Operating lease assets	Operating lease right-of-use assets	$53,447	$51,214
Finance lease assets	Property and equipment (a)	26,536	23,513

Total leased assets		$79,983	$74,727

Lease Liabilities
Current
Operating	Current portion of operating lease liability	$14,985	$14,155
Finance	Current portion of long-term debt	7,710	6,694
Noncurrent
Operating	Operating lease liability, less current portion	41,904	40,283
Finance	Long-term debt, less current portion	18,562	17,901

Total lease liabilities		$83,161	$79,033

(a)	Finance lease assets are recorded net of accumulated depreciation of $14,559 and $13,096 as of March 31, 2021 and December 31, 2020, respectively.
The lease cost for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Lease Cost
Finance lease cost
Amortization of right-of-use assets	$2,192	$2,026
Interest on lease liabilities	182	186
Operating lease cost	4,306	2,846
Short-term lease cost	156	45
Variable lease cost	1,461	966

Total lease cost	$8,297	$6,069

The maturity of lease liabilities at March 31, 2021 was as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remaining of 2021	$12,637	$8,166	$20,803
2022	13,634	6,175	19,809
2023	11,550	4,446	15,996
2024	9,853	3,026	12,879
2025	7,195	2,043	9,238
Thereafter	5,165	4,654	9,819

Total lease payments	$60,034	$28,510	$88,544

Less: Interest	3,145	2,238	5,383

Present value of lease liabilities	$56,889	$26,272	$83,161

The lease term and discount rate at March 31, 2021 were as follows:

March 31, 2021
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	4.4
Finance leases	2.6
Weighted-average discount rate
Operating leases	2.5%
Finance leases	2.7%
Other information related to cash paid related to lease liabilities and lease assets obtained for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$183	$186
Operating cash flows from operating leases	4,210	2,727
Financing cash flows from finance leases	2,051	1,857
Lease asset obtained in exchange for new finance lease liabilities	1,131	219
Lease asset obtained in exchange for new operating lease liabilities	664	530

10.	Dividend
In November 2019, the Company declared a $2.23 dividend per unit to the restricted stock unit and performance restricted stock unit holders which will be paid upon vesting of those units. Dividends paid during the three months ended March 31, 2021 and 2020 were $0.9 and $1.1 million, respectively.
Dividend payable was $1.3 and $2.2 million as of March 31, 2021 and December 31, 2020, respectively, of which $0.9 and $0.9 million was included in accounts payable and $0.4 and $1.3 million was included in other long-term liabilities.

11.	Commitments and Contingencies
The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. For certain claims where the loss is probable, a provision is recorded based on the Company’s best estimate. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote.
On July 29, 2019, the Company entered into a memorandum of understanding to settle all claims in an employee related class action litigation brought in California. The Company received a release in exchange for a payment of $3.5 million. Payment of the settlement amount was made in February 2020.

12.	Related Party Transaction
On January 4, 2019, Agiliti entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Agiliti Health and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor will provide management, consulting and other advisory services to the Company. In consideration for these services, the Company will pay to the Advisor (i) a non-refundable
periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off
or
split-off
transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses (i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies will also pay expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor. The initial term of the Advisory Agreement ends on January 4, 2027 and is automatically extended for successive periods of one year. The Advisory Services Agreement may be terminated by the Advisor at any time. The Advisory Services Agreement also terminates automatically immediately prior to an IPO or a transaction involving a change of control (as defined in the Advisory Services Agreement). Total professional services fees incurred to the Advisor were $0.6 and $0.5 million
for the three months ended March 31, 2021 and 2020, respectively.

13.	Limited Liability Companies
We participate with others in the formation of LLCs in which the Company becomes a partner and shares the financial interest with the other investors. The Company is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At March 31, 2021, the LLCs had approximately $0.4 million of total assets. The third-party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, the Company will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of March 31, 2021, we held interests in two active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between the Company and the LLCs have been eliminated through consolidation.

14.	Employee Benefit Plans
Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.
The components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Interest cost	$197	$237
Expected return on plan assets	(277)	(278)
Recognized net actuarial loss	73	4

Net periodic benefit cost	$(7)	$(37)

The Company made no contribution to the pension plan during the three months ended March 31, 2021. The Company expects to make additional contributions of approximately $0.7 million in 2021.

15.	Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax expense for the three months ended March 31, 2021 primarily related to operating income, addbacks for non-deductible
transaction costs and the remeasurement of the tax receivable agreement. The tax benefit for the three months ended March 31, 2020 primarily related to operating losses.
At December 31, 2020, the Company had available unused federal net operating loss carryforwards of approximately $171.2 million. The net operating losses for tax years beginning before January 1, 2018 of $92.0 million will expire at various dates from 2027 through 2037. Net operating losses for tax years beginning after January 1, 2018 of $79.2 million will not expire. The Company acquired additional federal net operating loss carryforwards of approximately $47.6 million as part of the Northfield Acquisition, of which $17.1 million will expire at various dates from 2032 through 2038 and the remaining $30.5 million will not expire. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities.

16.	Concentration
On July 21, 2020, we entered into a
one-year
agreement with the U.S. Department of Health and Human Services and the Assistant Secretary for Preparedness and Response for the comprehensive maintenance and management services of medical ventilator equipment in exchange for up to $193 million in consideration throughout the duration of the agreement. For the three months ended March 31, 2021, approximately 20% of total revenue related to contracts with the U.S. Department of Health and Human Services and the Assistant Secretary of Preparedness and Response.

17.	Earnings (Loss) Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Three Months Ended March 31,
	2021	2020
Basic weighted average shares outstanding	99,103,933	98,954,862
Net effect of dilutive stock awards based upon the treasury stock method	6,986,770	—

Dilutive weighted average shares outstanding	106,090,703	98,954,862

Basic earnings (loss) per share	$0.10	$(0.13)
Basic earnings (loss) per share	$0.09	$(0.13)

Anti-dilutive share-based awards excluded from the calculation of
dilutive earnings per share	—	4,740,233

18.	Subsequent Events
On April 27, 2021, the Company closed its IPO, in which it issued and sold 30,263,157 shares of its common stock. The price was $14.00 per share. The Company received net proceeds of approximately $397.4 million from the IPO after deducting underwriting discounts and commissions of $22.2 million and offering expenses. Immediately after our IPO, funds controlled by principal stockholder, Thomas H. Lee Partners, L.P., own approximately 76.0% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).
Total outstanding shares after closing of the IPO were approximately 130.3 million.
In connection with our IPO, we granted certain of our employees, including our named executive officers, restricted stock units, performance restricted stock units, and stock options under th
e
 2018 Plan with respect to approximately 1,664,153 shares of the Company’s common stock.
In connection with the IPO, we adopted an Employee Stock Purchase Plan (“ESPP). A total of two million shares of our common stock are reserved for issuance under the ESPP.
The Advisory Services Agreement (see Note 12, Related Party Transaction) terminated upon the completion of the IPO. In connection with the termination of the Advisory Services Agreement, we were required to pay to the Advisor a buyout fee of approximately $7.0 million, which was expensed immediately.
We used the proceeds from the IPO to repay $240.0 million in aggregate principal amount of our Second Lien Term Loan, $80.0 million of our First Lien Term Loan and $10.0 million of our Revolving Loan facility.
On April 27, 2021, the company entered into Amendment No. 4 (the “Amendment”) to the First Lien Credit Agreement. Pursuant to the Amendment, (i) the Existing Revolving Credit Facility was terminated and a new revolving credit facility was incurred under the First Lien Credit Agreement in an aggregate principle amount of $250.0 million (the “New Revolving Credit Facility”); (ii) the interest rate margin for borrowings under the New Revolving Credit Facility was set at LIBOR plus
 2.75%, with stepdowns to (A) LIBOR
 plus
 2.50% if the first lien leverage ratio (as calculated thereunder) is less than or equal to 3.75:1.00 and (B) LIBOR plus
 2.25% if the first lien leverage ratio is less than or equal to 3.25:1.00; (iii) the commitment fee on the average daily undrawn portion of the New Revolving Credit Facility was reduced to 0.3750% per annum if the first lien leverage ratio is greater than 3.25:1.00 and 0.250% if the first lien leverage ratio is less than or equal to 3.25:1.00 and (iv) borrowings under the New Revolving Credit Facility mature the earlier of (x) six months prior to the then-existing final maturity date of the related term loans and (y) January 4, 2026.
Except as described above, the Amendment has substantially the same terms as the First Lien Credit Agreement, and amendments thereto, including customary covenants and events of default.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form
10-Q
and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 26, 2021 (“the Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form
10-Q
and in our Prospectus.
BUSINESS OVERVIEW
Our Company
Unless otherwise specified, the terms “we”, “our”, “us” and the “Company” refer to Agiliti, Inc. and, where appropriate, its consolidated subsidiaries. The term “THL” refers to Thomas H. Lee Partners, L.P., our principal stockholder, and the term “THL Stockholder” refers to THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P.
We believe we are one of the leading experts in the management, maintenance and mobilization of mission-critical, regulated, reusable medical devices. We offer healthcare providers a comprehensive suite of medical equipment management and service solutions that help reduce capital and operating expenses, optimize medical equipment utilization, reduce waste, enhance staff productivity and bolster patient safety.
We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. Since January 2019, we have been controlled by the THL Stockholder.
In our more than 80 years serving healthcare providers, we have built an at-scale,
strong nationwide operating footprint allowing us to reach customers across the entire healthcare continuum—from individual facilities to the largest and most complex healthcare systems. Our ability to rapidly mobilize, track, repair and redeploy equipment during times of peak need or emergent events has made us a service provider of choice for city, state and federal governments to manage emergency equipment stockpiles.
Our diverse customer base includes approximately 7,000 active national, regional and local acute care hospitals, health system integrated delivery networks and alternate site providers (such as surgery centers, specialty hospitals, home care providers, long-term acute care hospitals and skilled nursing facilities). We serve the federal government as well as a number of city and state governments providing management and maintenance of emergency equipment stockpiles, and we are an outsourced service provider to medical device manufacturers supporting critical device remediation and repair services. We deliver our solutions through our nationwide network of over 100 service centers and seven Centers of Excellence, among which we employ a team of more than 700 specialized biomed repair technicians, more than 3,000 field-based service operators who work onsite within customer facilities or in our local service centers, and over 200 field sales and account managers. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.
We deploy our solution offering across three primary service lines:
Equipment Solutions:
Supplemental, peak need and
per-case
rental of general biomedical, specialty, and surgical equipment, contracted directly with customers at approximately 7,000 U.S. acute care hospitals and alternate site facilities. We consistently achieve high customer satisfaction ratings by delivering patient-ready equipment within our contracted equipment delivery times and in response to our technical support and educational in-servicing
for equipment within clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, supported by our comprehensive QMS which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. Revenue attributable to such customers for the three months ended March 31, 2021 and 2020 represented 35% and 38% of our total revenue, respectively.
Clinical Engineering Services:
 Maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment and diagnostic imaging technology, through supplemental and fully outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. Our more than 700 technical repair staff flex in and out of customer facilities on an as-needed
basis. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers for the three months ended March 31, 2021 and 2020 represented 32% and 37% of our total revenue, respectively.
Onsite Managed Services:
 Comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and IDNs. Our more than 1,700 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit based training to ensure equipment is used and managed properly, overall helping to optimize day-to-day
operations, adjust for fluctuations in patient census and acuity and support better care outcomes. Revenue attributable to such customers for the three months ended March 31, 2021 and 2020 represented 33% and 25% of our total revenue, respectively.
Many of our customers have multiple contracts and have revenue reported in multiple service lines. Our contracts vary based upon service offering, including with respect to term (with most being multi-year contracts), pricing (daily, monthly and fixed fee arrangements) and termination (termination for convenience to termination for cause only). Many of our contracts contain customer commitment guarantees and annual price increases tied to the consumer price index. Standard contract terms include payment terms, limitation of liability, force majeure provisions and choice of law/venue.
Impact of
COVID-19
on our Business
We have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers. There is uncertainty related to the anticipated impact of the
COVID-19
outbreak on our future results, but we believe our business model and our available borrowings under our Revolving Loan leave us well-positioned to manage our business through this crisis.
We continue to monitor the evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the nature of this situation, we cannot reasonably estimate the impacts of
COVID-19
on our financial condition, results of operations or cash flows in the future.
Initial Public Offering
On April 22, 2021, our registration statement on Form
S-1
(File
No. 333-253947)
related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the New York Stock Exchange (“NYSE”) on April 23, 2021. Our IPO closed on April 27, 2021. As a result, our condensed consolidated financial statements as of March 31, 2021 do not reflect the impact of our IPO. For additional information, see Note 18 - Subsequent Events to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q.

RESULTS OF OPERATIONS
The following discussion addresses:

•	our financial condition as of March 31, 2021; and

•	the results of operations for the three-month periods ended March 31, 2021 and 2020.
This discussion should be read in conjunction with the consolidated condensed financial statements included elsewhere in this Quarterly Report on
Form 10-Q
and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Prospectus.
The following table provides information on the percentages of certain items of selected financial data compared to total revenue for the three-month periods ended March 31, 2021 and 2020.

	Percent to Total Revenue
	Three Months Ended March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	56.9	67.7

Gross margin	43.1	32.3
Selling, general and administrative	29.4	31.6

Operating income	13.7	0.7
Interest expense	7.7	9.9

Income (loss) before income taxes and noncontrolling interest	6.0	(9.2)
Income tax expense (benefit)	1.9	(2.2)

Consolidated net income (loss)	4.1%	(7.0)%

Consolidated Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Total Revenue
The following table presents revenue by service solution for the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31,
	2021	2020	% Change
Equipment Solutions	$82,471	$68,405	20.6%
Clinical Engineering	75,106	66,014	13.8
Onsite Managed Services	77,668	44,821	73.3

Total Revenue	$235,245	$179,240	31.2%

Total revenue for the three months ended March 31, 2021 was $235.2 million, compared to $179.2 million for the three months ended March 31, 2020, an increase of $56.0 million or 31.2%. Equipment Solutions revenue increased 20.6% primarily driven by increased demand for equipment needed to fight the
COVID-19
pandemic. Although difficult to determine, we have estimated the positive impact from
COVID-19
within Equipment Solutions to be in the $10 million to $12 million range. Clinical Engineering revenue increased 13.8% due to continued strong growth as a result of our success in signing and implementing new business contracts over the last several quarters as well as acquisitions on January 31, 2020 and March 19, 2021. Finally, our Onsite Managed Services revenue increased 73.3% with the majority of growth coming from a new contract signed in the third quarter of 2020 for the comprehensive maintenance and management services of medical ventilator equipment and from our managed only solution where we manage equipment owned by the customer.

Cost of Revenue
Total cost of revenue for the three months ended March 31, 2021 was $133.9 million compared to $121.4 million for the three months ended March 31, 2020, an increase of $12.5 million or 10.3%. On a percentage of revenue basis, cost of revenue decreased from 67.7% of revenue in 2020 to 56.9% in 2021. The decline as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.
Gross Margin
Total gross margin for the three months ended March 31, 2021 was $101.3 million, or 43.1% of total revenue, compared to $57.8 million, or 32.3% of total revenue, for the three months ended March 31, 2020, an increase of $43.5 million or 75.3%. The increase in gross margin as a percentage of revenue was primarily impacted by favorable leverage from volume growth.
Selling, General and Administrative and Interest Expense
(in thousands)

	Three Months Ended March 31,
	2021	2020	Change	% Change
Selling, general and administrative	$69,224	$56,566	$12,658	22.4%
Interest expense	18,021	17,817	204	1.1
Selling, General and Administrative
Selling, general and administrative expense increased $12.7 million, or 22.4%, to $69.2 million for the first quarter of 2021 as compared to the same period of 2020. Selling, general and administrative expense as a percentage of total revenue was 29.4% and 31.6% for the quarter ended March 31, 2021 and 2020, respectively. The increase of $12.7 million was primarily due to payroll related costs associated with the growth of our business, remeasurement of the tax receivable agreement and an increase in transaction costs related to the Northfield acquisition.
Interest Expense
Interest expense increased $0.2 million to $18.0 million for the first quarter of 2021 as compared to the same period of 2020.
Income Taxes
Income taxes were an expense of $4.5 million and a benefit of $4.0 million for the three months ended March 31, 2021 and 2020, respectively. The tax expense for the three months ended March 31, 2021 was primarily related to operating income, transaction costs and the TRA. The tax benefit for the three months ended March 31, 2020 was primarily related to operating losses.
Consolidated Net Income
Consolidated net income increased $22.1 million to $9.6 million in the first quarter of 2021 as compared to the same period of 2020. The increase in net income was impacted primarily by the increase in revenue.

Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $86.2 million and $48.7 million for the three months ended March 31, 2021 and 2020, respectively. Adjusted EBITDA for the three months ended March 31, 2021 was higher than 2020 primarily due to the increase in revenue.
EBITDA is defined as earnings attributable to Agiliti before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding, non-cash
share-based compensation expense, management fees and other
non-recurring
gains, expenses or losses, transaction costs and remeasurement of tax receivable agreement. In addition to using EBITDA and Adjusted EBITDA internally as measures of operational performance, we disclose them externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. We believe the investment community frequently uses EBITDA and Adjusted EBITDA in the evaluation of similarly situated companies. Adjusted EBITDA is also used by the Company as a factor to determine the total amount of incentive compensation to be awarded to executive officers and other employees. EBITDA and Adjusted EBITDA, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as alternatives to, or more meaningful than, net income as measures of operating performance or to cash flows from operating, investing or financing activities or as measures of liquidity. Since EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying interpretations and calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not represent amounts of funds that are available for management’s discretionary use. EBITDA and Adjusted EBITDA presented below may not be the same as EBITDA and Adjusted EBITDA calculations as defined in the First Lien Credit Facilities. A reconciliation of net income (loss) attributable to Agiliti to Adjusted EBITDA is included below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$9,553	$(12,622)
Interest expense	18,021	17,817
Income tax expense (benefit)	4,495	(4,028)
Depreciation and amortization	43,563	40,166

EBITDA	75,632	41,333
Non-cash share-based compensation expense	2,412	2,383
Management and other expenses (1)	563	4,111
Transaction costs (2)	3,451	889
Tax receivable agreement remeasurement	4,148	—

Adjusted EBITDA	$86,206	$48,716

Other Financial Data:
Net cash provided by operating activities	$62,909	$27,679
Net cash used in investing activities	(457,525)	(101,139)
Net cash provided by financing activities	201,439	134,483

(1)	Management and other expenses represent (a) the Advisory Services Fees, which were terminated in connection with the initial public offering and (b) employee related non-recurring expenses.
(2)	Transaction costs represent costs associated with potential mergers and acquisitions and are primarily related to the Northfield Acquisition.

SEASONALITY
Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Revolving Loan, which provides for loans in an amount of up to $190 million. It is anticipated that our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.
We believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. If new financing is necessary, there can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, we have not experienced difficulty accessing the credit market; however, future volatility in the credit market may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the credit market could be limited at a time when we would like, or need to do so, which could have an adverse impact on our ability to refinance debt and/or react to changing economic and business conditions.
Net cash provided by operating activities was $62.9 and $27.7 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by operating activities during 2021 was favorably impacted by our improved financial performance and the timing of accounts receivable collections. Our improved financial performance in 2021 was driven by the 31.2% increase in revenue.
Net cash used in investing activities was $457.5 and $101.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase in net cash used in investing activities was primarily due to the Northfield Acquisition completed in March 2021.
Net cash provided by financing activities was $201.4 and $134.5 million for the three months ended March 31, 2021 and 2020, respectively. The increase in net cash provided by financing activities during 2020 was primarily due to the new term loan to fund the March 2021 acquisition.
See Note 18, Subsequent events, to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form
10-Q
for transactions after March 31, 2021.
RECENT ACCOUNTING PRONOUNCEMENT
See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form
10-Q
OFF-BALANCE
SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance
sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2021, we did not have any unconsolidated SPEs.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form
10-Q
are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	effects from political and policy changes that could limit our growth opportunities;

•	effects from the continued COVID-19 pandemic on our business and the economy;

•	our potential inability to maintain existing contracts or contract terms with, or enter into new contracts with, our customers;

•	cancellations by or disputes with customers;

•	our potential failure to maintain our reputation, including by protecting intellectual property;

•	effects of a global economic downturn on our customers and suppliers;

•	a decrease in our customers’ patient census or services;

•	competitive practices by our competitors that could cause us to lose market share, reduce our prices or increase our expenditures;

•	the bundling of products and services by our competitors, some of which we do not offer;

•	consolidation in the healthcare industry, which may lead to a reduction in the prices we charge;

•	adverse developments with supplier relationships;

•	the potential inability to change the manner in which healthcare providers traditionally procure medical equipment;

•	our potential inability to attract and retain key personnel;

•	our potential inability to make attractive acquisitions or successfully integrate acquire businesses;

•	an increase in expenses related to our pension plan;

•	the fluctuation of our cash flow;

•	credit risks relating to home care providers and nursing homes;

•	potential claims related to the medical equipment that we outsource and service;

•	the incurrence of costs that we cannot pass through to our customers;

•	a failure of our management information systems;

•	limitations inherent in all internal controls systems over financial reporting;

•	social unrest;

•	our failure to keep up with technological changes;

•	our failure to coordinate the management of our equipment;

•	challenges to our tax positions or changes in taxation laws;

•	litigation that may be costly to defend;

•	uncertainty surrounding healthcare reform initiatives;

•	federal privacy laws that may subject us to more stringent penalties;

•	our relationship with healthcare facilities and marketing practices that are subject to federal Anti-Kickback Statute and similar state laws;

•	our contracts with the federal government that subject us to additional oversight;

•	the impact of changes in third-party payor reimbursement for healthcare items and services on our customers’ ability to pay for our services;

•	the highly regulated environment our customers operate in;

•	potential recall or obsolescence of our large fleet of medical equipment; and

•	other factors disclosed in the section entitled “Risk Factors” in this Form 10-Q, in our Prospectus, and elsewhere in our filings with the SEC.
We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form
10-Q.
All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Form
10-Q
in the context of these risks and uncertainties.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Form
10-Q
are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation. We do not enter into derivatives or other financial instruments for speculative purposes.
Interest Rates
We use both fixed and variable rate debt as sources of financing. As of March 31, 2021, we had approximately $1,395.6 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $869.4 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2021, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $8.7 million.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first three months of 2021 average price of unleaded gasoline, assuming gasoline usage levels for the three months ended March 31, 2021, would lead to an annual increase in fuel costs of approximately $0.3 million.
Pension
Our pension plan assets, which were approximately $24.6 million at December 31, 2020, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2020 would lead to a decrease in the funded status of the plan of approximately $2.5 million.
Other Market Risk
As of March 31, 2021, we have no other material exposure to market risk.
Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in
Rule 13a-15(e) or
Rule 15d-15(e) promulgated
under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

(b)	Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER
INFORMATION

Item 1.	Legal Proceedings
The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote. See the additional information in Note 11, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form
10-Q.

Item 1A.	Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form
10-Q,
including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
The risk factors disclosed under the heading “Risk Factors” in our Prospectus (File No. 333-253947) filed pursuant to Rule 424(b)(4) on April 26, 2021 (the “Prospectus), are hereby incorporated by reference into this Part II, Item 1A of this Quarterly Report on
Form 10-Q.
We provide below the material changes to our risk factors described in the Prospectus:
Risks Related to Our Business and Industry
We may be unable to maintain existing contracts or contract terms or enter into new contracts with our customers.
Our revenue maintenance and growth depend, in part, on continuing contracts with customers, including through GPOs and IDNs, with which certain of our customers are affiliated. In the past, we have been able to maintain and renew the majority of such contracts and expand the solutions we offer under such contracts. If we are unable to maintain our contracts, or if the GPOs or IDNs seek additional discounts or other more beneficial terms on behalf of their members, we may lose a portion or all of existing business with, or revenues from, customers that are members of such GPOs and IDNs. In addition, certain of our customers account for large portions of our revenue. From time to time, a single customer, depending on the current status and volumes of a number of separate contracts, may account for 10% or more of our total revenue. As a result, the actions of even a single customer can expose our business and operating results to greater volatility.

On July 21, 2020, we entered into a
one-year
agreement with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (the “HHS Agreement”) for the comprehensive maintenance and management services of medical ventilator equipment in exchange for up to $193.0 million. As a result, we expect that the U.S. Department of Health and Human Services and the Assistant Secretary of Preparedness and Response will be our largest customer during the duration of the HHS Agreement, which is set to expire on July 21, 2021. Although we expect to have the opportunity to complete a request for proposal for continuing contracts with HHS following the expiration of the HHS Agreement, to the extent the HHS Agreement or other contracts with significant customers are not renewed or are terminated, our revenue and operating results would be significantly impacted.
For the three months ended March 31, 2021, approximately 20% of total revenue related to contracts with the U.S. Department of Health and Human Services and the Assistant Secretary of Preparedness and Response.
Impairment charges for goodwill or other long-lived assets could adversely affect the Company’s financial condition and results of operations.
We monitor the recoverability of our long-lived assets, such as amortizing intangibles and equipment, and evaluate their carrying value for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We annually review goodwill to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash
impairment charge for the difference between the carrying value and fair value of the long-lived assets or the carrying value and fair value of the reporting unit, in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets or reporting unit, which may result in an impairment charge.
We cannot accurately predict the amount or timing of any impairment of assets. Should the value of long-lived assets or goodwill become impaired, our financial condition and results of operations may be adversely affected.
Risks Related to Our Indebtedness
We have substantial indebtedness.
As of March 31, 2021, we had approximately $1,119.4 million and $240.0 million in borrowings outstanding under our First Lien Term Loan Facility (as defined herein) and Second Lien Term Loan Facility (as defined herein) (together with the Revolving Credit Facility (as defined herein), the “Credit Facilities”), respectively, and $6.3 million of letters of credit outstanding under our Revolving Credit Facility.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Set forth below is information regarding securities sold by us during the period covered by this Quarterly Report on Form
10-Q
that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.
Since January 1, 2021, we have made sales of the following unregistered securities:

•
On March 19, 2021 (the “Closing Date”), we completed the Northfield Acquisition for a purchase price of $475.0 million, subject to adjustments. In connection with the Northfield Acquisition, certain members of the Northfield management team delivered commitment letters to reinvest a portion of the transaction proceeds to acquire our common stock on the Closing Date. This commitment resulted in the issuance of approximately 752,328 shares of our common stock to the Northfield management team.

•	On March 22, 2021, we issued 107,711 shares of common stock in connection with the settlement of restricted stock units held by a former employee.
The offers and sales of the above securities were or will be deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the above securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were or will be placed upon any stock certificates issued in these transactions.
Use of Proceeds
On April 27, 2021, after the quarter end, we completed our IPO, in which we sold 30,263,157 shares of common stock at price to the public of $14.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form
S-1
(File
No. 333-253947),
which was declared effective by the SEC on April 22, 2021. We received aggregate net proceeds of $397.4 million, net of underwriting discounts and commissions of $22.2 million and offering expenses paid by us of approximately $4.0 million subject to certain cost reimbursements.

We utilized approximately $330.0 million of the net proceeds of our IPO to repay $240.0 million in aggregate principal amount of our Second Lien Term Loan, $80.0 million of our First Lien Term Loan and $10.0 million of our Revolving Loan. We intend to use the remaining net proceeds for general corporate purposes and/or additional repayments of outstanding borrowings under our credit facilities. The representatives of the underwriters of our IPO were BofA Securities, Inc. and Goldman Sachs & Co. LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee
directors pursuant to our director compensation policy.
There has been no material change in the planned use of the IPO proceeds as described in our final prospectus filed with the SEC on April 26, 2021, pursuant to Rule 424(b) of the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Form of Second Amended and Restated Certificate of Incorporation of Agiliti, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed on March 5, 2021).

3.2	Third Amended and Restated Bylaws of Agiliti, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed on March 5, 2021).

4.1	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.1	Form of Amended and Restated Director Nomination Agreement (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.2+	Employment Agreement, dated as of January 20, 2020, by and between Thomas W. Boehning and Agiliti, Inc. (incorporated by reference to Exhibit 10.15 to our Registration Statement on
Form S-1 filed
on March 5, 2021).

10.3+	Employment Offer Letter, dated as of January 31, 2020, from Agiliti Health, Inc. to David Anbari (incorporated by reference to Exhibit 10.16 to our Registration Statement on
Form S-1 filed
on March 5, 2021).

10.4+	Form of Agiliti, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.5+	Form of Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.6+	Form of Restricted Stock Unit Agreement Pursuant to the Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.22 to our Registration Statement on
Form S-1 filed
on March 5, 2021).

10.7+	Form of Performance Restricted Stock Unit Agreement Pursuant to the Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to our Registration Statement on
Form S-1 filed
on March 5, 2021).

10.8+	Form of Nonqualified Stock Option Agreement Pursuant to the Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to our Registration Statement on
Form S-1 filed
on March 5, 2021).

10.9+	Form of Restricted Stock Unit Agreement Pursuant to the Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (Director Form) (incorporated by reference to Exhibit 10.25 to our Registration Statement on
Form S-1 filed
on March 5, 2021).

10.10	Amendment No. 1 to Credit Agreement, dated as of February 6, 2020, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other loan parties thereto (incorporated by reference to Exhibit 10.26 to our Amendment No. 1 to our Registration Statement on
Form S-1 filed
on April 15, 2021).

10.11	Amendment No. 2 to Credit Agreement, dated as of October 16, 2020, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other loan parties thereto (incorporated by reference to Exhibit 10.27 to our Amendment No. 1 to our Registration Statement on
Form S-1 filed
on April 15, 2021).

10.12	Amendment No. 3 to Credit Agreement, dated as of March 19, 2021, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other loan parties thereto (incorporated by reference to Exhibit 10.28 to our Amendment No. 1 to our Registration Statement on
Form S-1 filed
on April 15, 2021).

10.13	Second Lien Credit Agreement, dated as of November 15, 2019, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, Wilmington Trust, as administrative agent and collateral agent for the lenders, Goldman Sachs Lending Partners LLC, as bookrunner and lead arranger, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.29 to our Amendment No. 1 to our Registration Statement on
Form S-1 filed
on April 15, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

+	Indicates a management contract or compensatory plan or arrangement.
*	Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 18, 2021

Agiliti, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)