Form 10-Q
period 2021-06-30
AGILITI, INC. \DE
filed 2021-08-12
CIK 1749704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-40361

AGILITI, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-1608463
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of common stock outstanding as of August 11, 2021:   130,385,072

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$103,670	$206,505
Accounts receivable, less allowance for doubtful accounts of $2,064 at June 30, 2021 and $1,993 at December 31, 2020	164,975	154,625
Inventories	32,060	27,062
Other current assets	11,378	14,175
Total current assets	312,083	402,367
Property and equipment:
Medical equipment	303,160	285,723
Property and office equipment	131,562	112,646
Accumulated depreciation	(232,776)	(183,953)
Total property and equipment, net	201,946	214,416
Other long-term assets:
Goodwill	1,122,530	817,113
Operating lease right-of-use assets	55,048	51,214
Other intangibles, net	548,716	402,095
Other	18,371	16,151
Total assets	$2,258,694	$1,903,356
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$15,421	$16,044
Current portion of operating lease liability	15,364	14,155
Current portion of obligation under tax receivable agreement	15,613	15,572
Accounts payable	49,965	37,215
Accrued compensation	33,726	38,671
Accrued interest	2,970	6,347
Deferred revenue	6,549	8,800
Other accrued expenses	25,315	22,727
Total current liabilities	164,923	159,531
Long-term debt, less current portion	1,028,502	1,145,055
Obligation under tax receivable agreement, pension and other long-term liabilities	57,030	53,794
Operating lease liability, less current portion	44,130	40,283
Deferred income taxes, net	102,110	62,748
Commitments and contingencies (Note 11)
Equity
Common stock, $0.0001 par value; 350,000,000 shares authorized; 130,356,920 and 98,983,296 shares issued and outstanding at June 30, 2021 and December 31, 2020	13	10
Additional paid-in capital	928,623	513,902
Accumulated deficit	(64,137)	(68,492)
Accumulated other comprehensive loss	(2,618)	(3,619)
Total Agiliti, Inc. and Subsidiaries equity	861,881	441,801
Noncontrolling interest	118	144
Total equity	861,999	441,945
Total liabilities and equity	$2,258,694	$1,903,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$250,543	$185,161	$485,788	$364,400
Cost of revenue	151,435	117,691	285,358	239,124
Gross margin	99,108	67,470	200,430	125,276
Selling, general and administrative	81,056	52,540	150,279	109,104
Operating income	18,052	14,930	50,151	16,172
Loss on extinguishment of debt	10,116	—	10,116	—
Interest expense	11,713	15,156	29,733	32,974
(Loss) income before income taxes and noncontrolling interest	(3,777)	(226)	10,302	(16,802)
Income tax expense (benefit)	1,394	(1,077)	5,890	(5,105)
Consolidated net (loss) income	(5,171)	851	4,412	(11,697)
Net income attributable to noncontrolling interest	27	29	57	103
Net (loss) income attributable to Agiliti, Inc. and Subsidiaries	$(5,198)	$822	$4,355	$(11,800)

Basic (loss) income per share	$(0.04)	$0.01	$0.04	$(0.12)
Diluted (loss) income per share	$(0.04)	$0.01	$0.04	$(0.12)

Weighted-average common shares outstanding:
Basic	122,908,065	98,983,296	111,071,756	98,969,079
Diluted	122,908,065	103,694,384	118,760,837	98,969,079

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Consolidated net (loss) income	$(5,171)	$851	$4,412	$(11,697)
Other comprehensive income (loss):
Gain on minimum pension liability, net of tax of $19, $0, $37 and $0	54	20	109	24
Gain (loss) on cash flow hedge, net of tax of $32, $0, $303 and $0	96	(1,582)	892	(1,582)
Total other comprehensive income (loss)	150	(1,562)	1,001	(1,558)
Comprehensive (loss) income	(5,021)	(711)	5,413	(13,255)
Comprehensive income attributable to noncontrolling interest	27	29	57	103
Comprehensive (loss) income attributable to Agiliti, Inc. and Subsidiaries	$(5,048)	$(740)	$5,356	$(13,358)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Deficit	Loss	Interests	Equity
Balance at March 31, 2021	$10	$527,626	$(58,939)	$(2,768)	$124	$466,053
Net (loss) income	—	—	(5,198)	—	27	(5,171)
Other comprehensive income	—	—	—	150	—	150
Share-based compensation	—	3,270	—	—	—	3,270
Stock options exercised	—	373	—	—	—	373
Issuance of common stock	3	401,438	—	—	—	401,441
Stock issuance costs	—	(4,084)	—	—	—	(4,084)
Cash distributions to noncontrolling interests	—	—	—	—	(33)	(33)
Balance at June 30, 2021	$13	$928,623	$(64,137)	$(2,618)	$118	$861,999

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Deficit	Loss	Interests	Equity
Balance at March 31, 2020	$10	$506,051	$(58,636)	$(936)	$226	$446,715
Net income	—	—	822	—	29	851
Other comprehensive loss	—	—	—	(1,562)	—	(1,562)
Share-based compensation	—	2,068	—	—	—	2,068
Dividend forfeited	—	57	—	—	—	57
Cash distributions to noncontrolling interests	—	—	—	—	(82)	(82)
Balance at June 30, 2020	$10	$508,176	$(57,814)	$(2,498)	$173	$448,047

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2020	$10	$513,902	$(68,492)	$(3,619)	$144	$441,945
Net income	—	—	4,355	—	57	4,412
Other comprehensive income	—	—	—	1,001	—	1,001
Share-based compensation	—	5,682	—	—	—	5,682
Stock options exercised	—	373	—	—	—	373
Issuance of common stock	3	412,738	—	—	—	412,741
Stock issuance costs	—	(4,084)	—	—	—	(4,084)
Dividend forfeited	—	12	—	—	—	12
Cash distributions to noncontrolling interests	—	—	—	—	(83)	(83)
Balance at June 30, 2021	$13	$928,623	$(64,137)	$(2,618)	$118	$861,999

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2019	$10	$503,637	$(46,014)	$(940)	$276	$456,969
Net (loss) income	—	—	(11,800)	—	103	(11,697)
Other comprehensive loss	—	—	—	(1,558)	—	(1,558)
Share-based compensation	—	4,451	—	—	—	4,451
Shares forfeited for taxes	—	(145)	—	—	—	(145)
Dividend forfeited	—	233	—	—	—	233
Cash distributions to noncontrolling interests	—	—	—	—	(206)	(206)
Balance at June 30, 2020	$10	$508,176	$(57,814)	$(2,498)	$173	$448,047

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$4,412	$(11,697)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	52,884	47,916
Amortization	40,955	36,025
Remeasurement of tax receivable agreement	4,345	—
Loss on extinguishment of debt	7,716	—
Provision for doubtful accounts	573	1,179
Provision for inventory obsolescence	2,226	382
Non-cash share-based compensation expense	5,766	4,451
Gain on sales and disposals of equipment	(840)	(448)
Deferred income taxes	4,694	(5,297)
Changes in operating assets and liabilities:
Accounts receivable	6,047	(19,805)
Inventories	(1,414)	(2,748)
Other operating assets	(412)	342
Accounts payable	5,352	(125)
Other operating liabilities	(24,796)	10,271
Net cash provided by operating activities	107,508	60,446
Cash flows from investing activities:
Medical equipment purchases	(16,269)	(16,557)
Property and office equipment purchases	(10,612)	(8,511)
Proceeds from disposition of property and equipment	2,013	1,011
Acquisitions, net of cash acquired	(450,198)	(89,706)
Net cash used in investing activities	(475,066)	(113,763)
Cash flows from financing activities:
Proceeds under revolver	35,000	189,500
Payments under revolver	(35,000)	(173,000)
Proceeds under term loan	198,052	124,844
Payments under term loan	(324,805)	(3,930)
Payments of principal under finance lease liability	(4,270)	(3,813)
Payments of deferred financing costs	(229)	(199)
Payments under tax receivable agreement	(748)	—
Distributions to noncontrolling interests	(83)	(206)
Proceeds from exercise of stock options	373	—
Dividend and equity distribution payment	(924)	(1,132)
Proceeds from issuance of common stock	401,441	—
Stock issuance costs	(4,084)	—
Shares forfeited for taxes	—	(145)
Change in book overdrafts	—	(1,771)
Net cash provided by financing activities	264,723	130,148
Net change in cash and cash equivalents	(102,835)	76,831
Cash and cash equivalents at the beginning of period	206,505	—
Cash and cash equivalents at the end of period	$103,670	$76,831

Supplemental cash flow information:
Interest paid	$31,017	$27,884
Income taxes paid	1,541	415

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

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

The interim condensed consolidated financial statements presented herein as of June 30, 2021, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in the Prospectus. There have been no material changes to these policies for the quarter ended June 30, 2021.

2.Recent Accounting Pronouncements

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

Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU may be applied through December 31, 2022. We are beginning to evaluate the impact of ASU 2020-04 on our consolidated financial statements.

3.Revenue Recognition

In the following table, revenue is disaggregated by service solution.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Equipment Solutions	$72,140	$73,710	$154,611	$142,115
Clinical Engineering	101,141	67,027	176,247	133,040
Onsite Managed Services	77,262	44,424	154,930	89,245
	$250,543	$185,161	$485,788	$364,400

The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020 was $14.5 and $13.4 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years. Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expenses. The amount of amortization included in cost of revenue was $0.2 and $0.1 million for the three months ended June 30, 2021 and 2020, respectively and $0.3 and $0.2 million for the six months ended June 30, 2021 and 2020, respectively. The amount of amortization included in selling, general and administrative expense was $0.8 and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $1.4 and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized during three and six months ended 2021 and 2020.

During the three and six months ended June 30, 2021, $2.8 and $6.1 million of revenue was recognized that was included in deferred revenue at the beginning of the period.

4.Acquisitions

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

The Other intangibles represent acquired finite-life customer relationships, which is amortized over 15 years using the sum of the years’ digits method. The total amount of goodwill that is deductible for tax purposes is $68.2 million.

Due to the recent closing of the transaction, the purchase price allocation was preliminary and will be finalized when final assessments of the fair value of acquired assets and assumed liabilities are completed. The area of the purchase price allocation that are not yet finalized include income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The Northfield Acquisition was funded with additional borrowings under our first lien term loan, revolving loan and cash.

The following unaudited pro forma condensed consolidated results of operations assume the Northfield Acquisition had occurred on January 1, 2020. The unaudited pro forma condensed consolidated financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisition had actually closed on that date, nor the results that may be obtained in the future.

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$250,543	$208,666	$510,735	$416,325
Net (loss) income attributable to Agiliti, Inc. and Subsidiaries	(4,954)	(2,667)	3,723	(18,438)

Included in the determination of pro forma net income (loss) for the three and six months ended June 30, 2021 and 2020 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments included depreciation and amortization of assets acquired and interest expense on additional debt to finance the acquisition. Income taxes are provided at the estimated statutory rate.

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

5.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2021				Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,149	$—	$—	$2,149	$1,104	$—	$—	$1,104
Interest rate swap	—	266	—	266	—	—	—	—
Liabilities:
Contingent consideration	$—	$—	$500	$500	$—	$—	$321	$321
Obligation under tax receivable agreement	—	—	54,353	54,353	—	—	50,600	50,600
Interest rate swap	—	953	—	953	—	1,883	—	1,883
Deferred compensation liabilities	2,149	—	—	2,149	1,104	—	—	1,104

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

On January 4, 2019, we entered into a tax receivable agreement (“TRA”) with our former owners. The fair value of the obligation under the TRA was estimated using company specific assumptions that are not observable in the market and thus represents a Level 3 fair value measurement. Management’s estimate of the valuation of the obligation under the TRA is based on a Monte Carlo model which involves the use of projected cash flows of the Company, a discount rate, and historical deferred tax assets subject to the agreement. We made a remeasurement adjustment to increase the liability by $0.2 and $0 million during the three months ended June 30, 2021 and 2020, respectively. We made a remeasurement adjustment to increase the liability by $4.3 and $0 million during the six months ended June 30, 2021 and 2020, respectively. We made no payments under TRA during the three months ended June 30, 2021 and 2020. We made $0.7 million in payments under TRA during the six months ended June 30, 2021 and no payment for the six months ended June 30, 2020.

In May 2020, we entered into an interest rate swap agreement to manage our interest rate exposure, see Note 8, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The fair value of our outstanding First Lien Term Loan and Second Lien Term Loan (each as defined in Note 8, Long-Term Debt) as of June 30, 2021 and December 31, 2020, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
First Lien Term Loan (1)	$1,021,377	$1,031,913	$906,624	$911,788
Second Lien Term Loan (2)	—	—	232,361	240,000
(1)	The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $11.6 and $12.8 million and unamortized debt discount of $4.4 and $2.8 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	The carrying value of the Second Lien Term Loan was net of unamortized deferred financing costs of $0.8 million and unamortized debt discount of $6.8 million as of December 31, 2020. The Second Lien Term Loan was paid off on April 27, 2021.

6.Selected Financial Statement Information

Goodwill and Other Intangible Assets

Our goodwill as of June 30, 2021 and December 31, 2020 consist of the following:

(in thousands)
Balance at December 31, 2020	$817,113
Acquisition	305,417
Balance at June 30, 2021	$1,122,530

There were no impairment losses recorded on goodwill through June 30, 2021.

Our other intangible assets as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021				December 31, 2020
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$696,889	$(152,878)	$—	$544,011	$513,189	$(118,172)	$—	$395,017
Non-compete agreements	14,613	(11,713)	—	2,900	14,613	(9,647)	—	4,966
Trade names	3,779	(1,974)	—	1,805	3,779	(1,667)	—	2,112
Total intangible assets	$715,281	$(166,565)	$—	$548,716	$531,581	$(129,486)	$—	$402,095

Total amortization expense related to intangible assets was $20.6 and $16.7 million for the three months ended June 30, 2021 and 2020, respectively, and $37.1 and $33.1 million for the six months ended June 30, 2021 and 2020, respectively.

There were no impairment charges during three and six months ended 2021 and 2020 with respect to other intangible assets.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2021 and the next five years is as follows:

(in thousands)
Remainder of 2021	$41,189
2022	75,225
2023	68,090
2024	62,229
2025	56,367
2026	50,495

Supplementary Cash Flow Information

Supplementary cash flow information are as follows (in thousands):

	June 30,
	2021	2020
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$2,672	$3,079
Finance lease additions	1,644	3,957
Operating lease right-of-use assets and operating lease liability additions	5,543	2,050
Issuance of common stock related to acquisition	11,300	—

7.Share-Based Compensation

The 2018 Omnibus Incentive Plan (“2018 Plan”) provides for issuance of 16.7 million nonqualified stock options, restricted stock units and performance restricted stock units to any of the Company’s executives, other key employees and certain non-employee directors. The stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted had a ten-year contractual term and vest over one to four years. The restricted stock units vest over one to four years. The performance restricted stock units vest over three years upon achievement of established performance targets as defined in the respective award agreements.

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

In connection with our IPO, we granted certain of our employees, including our named executive officers, restricted stock units, performance restricted stock units, and stock options under the 2018 Plan with respect to approximately 1.6 million shares of the Company’s common stock.

In connection with the IPO, we adopted an Employee Stock Purchase Plan (“ESPP”). A total of two million shares of our common stock are reserved for issuance under the ESPP. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. The Company recognizes share-based compensation expense for the discount received by participating employees. No shares were issued under the ESPP as of June 30, 2021.

Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance was 8.4 million shares at June 30, 2021.

8.Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
(in thousands)	2021	2020
First Lien Term Loan (1)	$1,021,377	$906,624
Second Lien Term Loan (2)	-	232,361
Revolving Loan (3)	(2,020)	(2,481)
Finance lease liability	24,566	24,595
	1,043,923	1,161,099
Less: Current portion of long-term debt	(15,421)	(16,044)
Total long-term debt	$1,028,502	$1,145,055
(1)	The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $11.6 and $12.8 million and unamortized debt discount of $4.4 and $2.8 million as of June 30, 2021 and December 31, 2020, respectively.
(2)	The carrying value of the Second Lien Term Loan was net of unamortized deferred financing costs of $0.8 million and unamortized debt discount of $6.8 million as of December 31, 2020. The Second Lien Term Loan was paid off on April 27, 2021.
(3)	The carrying value of the Revolving Loan is net of unamortized deferred financing costs of $2.0 and $2.5 million as of June 30, 2021 and December 31, 2020, respectively.

First Lien Credit Facilities. On January 4, 2019, in connection with and substantially concurrent with the closing of the business combination, Agiliti Health, Inc. entered into a credit agreement (the “First Lien Credit Facilities”) with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, Agiliti Holdco, Inc., certain subsidiaries of Agiliti Health, Inc. acting as guarantors (the “Guarantors”), and the lenders from time to time party thereto.

The First Lien Credit Facilities originally provided for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660 million (the “First Lien Term Loan”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Revolving Loan”). In February 2020, we increased our principal First Lien Term Loan facility by $125 million and the revolving loan facility by $40 million. In October 2020 and March 2021, we further increased our principal First Lien Term Loan facility by $150 million and $200 million, respectively. All terms to the First Lien Term Loan remained the same, except these additional loans are subject to an interest rate floor of 0.75%.

The First Lien Term Loan amortizes in equal quarterly installments, commencing on June 30, 2019, in an aggregate annual amount equal to 1.00% of the original principal amount of such term loan, with the balance due and payable at maturity unless prepaid prior thereto.

Borrowings under the First Lien Credit Facilities bear interest, at Agiliti Health, Inc.’s option, at a rate per annum equal to an applicable margin (the “Applicable Margin”) over either (a) a base rate determined by reference to the highest of (1) the prime lending rate published in the Wall Street Journal, (2) the federal funds effective rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period, plus 1.00%, or (b) a LIBOR rate determined by reference to the LIBOR rate as set forth by the ICE Benchmark Administration for the interest period relevant to such borrowing, in each case, subject to interest rate floors.

The First Lien Credit Facilities contain a number of negative covenants that, among other things, restrict, subject to certain exceptions, the ability of Agiliti Health, Inc. and the guarantors thereunder to incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; pay dividends and distributions or repurchase capital stock; prepay, redeem or repurchase certain indebtedness; make investments, loans and advances; enter into agreements which limit the ability of Agiliti Health, Inc. and the guarantors thereunder to incur liens on assets; and enter into amendments to certain junior lien and subordinated indebtedness in a manner materially adverse to the lenders.

Solely with respect to the Revolving Loan, commencing with the fiscal quarter ending June 30, 2019, the Company is required to maintain a leverage ratio not to exceed 7:1, when the aggregate principal amount of outstanding Revolving Loans and drawn Letters of Credit, on the last day of the most recent fiscal quarter, exceeds 35% of the total revolving credit commitments.

On April 27, 2021, the Company entered into Amendment No. 4 (the “Amendment”) to the First Lien Credit Agreement. Pursuant to the Amendment, (i) the existing Revolving Loan was terminated and a new revolving credit facility was incurred under the First Lien Credit Agreement in an aggregate principle amount of $250.0 million (the “New Revolving Credit Facility”); (ii) the interest rate margin for borrowings under the New Revolving Credit Facility was set at LIBOR plus 2.75%, with stepdowns to (A) LIBOR plus 2.50% if the first lien leverage ratio (as calculated thereunder) is less than or equal to 3.75:1.00 and (B) LIBOR plus 2.25% if the first lien leverage ratio is less than or equal to 3.25:1.00; (iii) the commitment fee on the average daily undrawn portion of the New Revolving Credit Facility was reduced to 0.3750% per annum if the first lien leverage ratio is greater than 3.25:1.00 and 0.250% if the first lien leverage ratio is less than or equal to 3.25:1.00 and (iv) borrowings under the New Revolving Credit Facility mature the earlier of (x) six months prior to the then-existing final maturity date of the related term loans and (y) January 4, 2026.

In connection with the Amendment No. 4 above, the Company incurred loss on extinguishment of debt of $0.3 million related to the write-off of unamortized deferred financing cost on the revolving credit facility.

Except as described above, the Amendment has substantially the same terms as the First Lien Credit Agreement, and amendments thereto, including customary covenants and events of default.

Second Lien Term Loan. The Second Lien Term Loan provided for an eight-year term loan facility in an aggregate principal amount of $240 million (the “Second Lien Term Loan”). The proceeds of the Second Lien Term Loan were drawn on November 15, 2019 and used to return capital to shareholders.

Borrowings under the Second Lien Term Loan bore interest, at Agiliti Health, Inc.’s option, at a rate per annum equal to an applicable margin over either (a) a base rate determined by reference to the highest of (1) the prime lending rate published in the Wall Street Journal, (2) the federal funds effective rate plus 1/2 of 1% and (3) the LIBOR rate for a one-month interest period, plus 1.00%, or (b) a LIBOR rate determined by reference to the LIBOR rate as set forth by the ICE Benchmark Administration for the interest period relevant to such borrowing, in each case, subject to interest rate floors. The interest rate on the Second Lien Term Loan was LIBOR rate plus 7.75% at the end of the first quarter.

We used the proceeds from the IPO to repay $240.0 million in aggregate principal amount of our Second Lien Term Loan, $80.0 million of our First Lien Term Loan and $10.0 million of our Revolving Loan facility.

In connection with the repayment of our Second Lien Term Loan in April 2021, we incurred loss on extinguishment of debt of $9.8 million which consisted of the write-off of unamortized deferred financing costs and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million.

Interest Rate Swap. In May 2020, we entered into an interest rate swap agreement for a total notional amount of $500.0 million, which has the effect of converting a portion of our First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement was June 2020 and the expiration date is June 2023.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement at June

30, 2021 was $0.7 million, of which $1.0 million is included in other accrued expenses and $0.3 million is included in other long-term assets on our condensed consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our condensed consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at June 30, 2021. We have not recorded any amounts due to ineffectiveness for any periods presented.

As a result of our interest rate swap agreement, we expect the effective interest rate on $350.0 million and $150.0 million of our First Lien Term Loan to be 0.3396% and 0.3290%, respectively, plus the Applicable Margin through June 2023.

We were in compliance with all financial debt covenants for all periods presented.

9.Leases

We lease facilities under operating lease agreements, which include both monthly and longer-term arrangements. Our finance leases consist primarily of leased vehicles.

The lease assets and liabilities are as follows:

		June 30,	December 31,
(in thousands)	Classification	2021	2020
Lease Assets
Operating lease assets	Operating lease right-of-use assets	$55,048	$51,214
Finance lease assets	Property and equipment(a)	24,825	23,513
Total leased assets		$79,873	$74,727
Lease Liabilities
Current
Operating	Current portion of operating lease liability	$15,364	$14,155
Finance	Current portion of long-term debt	7,562	6,694
Noncurrent
Operating	Operating lease liability, less current portion	44,130	40,283
Finance	Long-term debt, less current portion	17,004	17,901
Total lease liabilities		$84,060	$79,033
(a)	Finance lease assets are recorded net of accumulated depreciation of $16,778 and $13,096 as of June 30, 2021 and December 31, 2020, respectively.

The lease cost for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Lease Cost
Finance lease cost
Amortization of right-of-use assets	$2,186	$2,096	$4,378	$4,122
Interest on lease liabilities	196	178	378	364
Operating lease cost	4,794	2,859	9,100	5,704
Short-term lease cost	156	77	312	123
Variable lease cost	1,314	957	2,775	1,923
Total lease cost	$8,646	$6,167	$16,942	$12,236

The maturity of lease liabilities at June 30, 2021 was as follows:

	Operating	Finance
(in thousands)	Leases	Leases	Total
Remaining of 2021	$8,794	$4,484	$13,278
2022	15,148	6,929	22,077
2023	13,035	4,827	17,862
2024	11,056	3,382	14,438
2025	8,136	2,345	10,481
Thereafter	6,366	5,044	11,410
Total lease payments	$62,535	$27,011	$89,546
Less: Interest	3,041	2,445	5,486
Present value of lease liabilities	$59,494	$24,566	$84,060

The lease term and discount rate at June 30, 2021 were as follows:

June 30,
Lease Term and Discount Rate	2021
Weighted-average remaining lease term (years)
Operating leases	4.4
Finance leases	2.8
Weighted-average discount rate
Operating leases	2.5
Finance leases	2.5

Other information related to cash paid related to lease liabilities and lease assets obtained for the six months ended June 30, 2021 and 2020 was as follows:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$378	$364
Operating cash flows from operating leases	8,743	5,618
Financing cash flows from finance leases	4,270	3,813
Lease asset obtained in exchange for new finance lease liabilities	1,644	3,957
Lease asset obtained in exchange for new operating lease liabilities	5,543	2,050

10.Dividend

In November 2019, the Company declared a $2.23 dividend per share that was paid to holders of common stock and is paid upon vesting to holders of restricted stock units and performance restricted stock units. Dividends paid during the three months ended June 30, 2021 and 2020 were $0.02 and $0.02 million, respectively. Dividends paid during the six months ended June 30, 2021 and 2020 were $0.9 and $1.1 million, respectively.

Dividend payable was $1.2 and $2.2 million as of June 30, 2021 and December 31, 2020, respectively, of which $0.9 and $0.9 million was included in accounts payable and $0.3 and $1.3 million was included in other long-term liabilities.

11.Commitments and Contingencies

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

12.Related Party Transaction

On January 4, 2019, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor provided management, consulting and other advisory services to the Company. In consideration for these services, the Company paid to the Advisor (i) a non-refundable periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off or split-off transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses (i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies also paid expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor. Total professional services fees incurred to the Advisor were $0 and $0.6 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 and $1.1 million for the six months ended June 30, 2021 and 2020, respectively.

The Advisory Services Agreement was terminated upon the completion of the IPO. In connection with the termination of the Advisory Services Agreement, we were required to pay to the Advisor a buyout fee of approximately $7.0 million, which was expensed immediately in the second quarter.

13.Limited Liability Companies

We participate with others in the formation of LLCs in which the Company becomes a partner and shares the financial interest with the other investors. The Company is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At June 30, 2021, the LLCs had approximately $0.5 million of total assets. The third-party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, the Company will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with its corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of June 30, 2021, we held interests in two active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between the Company and the LLCs have been eliminated through consolidation.

14.Employee Benefit Plans

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.

The components of net periodic benefit cost are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$196	$241	$393	$477
Expected return on plan assets	(276)	(278)	(553)	(555)
Recognized net actuarial loss	73	21	146	25
Net periodic benefit cost	$(7)	$(16)	$(14)	$(53)

The Company made $0.2 and $0.2 million contribution to the pension plan during the three and six months ended June 30, 2021. The Company expects to make additional contributions of approximately $0.5 million for the remaining of 2021.

15.Income Taxes

For the three and six months ended June 30, 2021, the Company recorded income tax expense of $1.4 million and $5.9 million, respectively. For the three and six months ended June 30, 2020, the Company recorded income tax benefit of $1.1 million and $5.1 million, respectively. The income tax expense for the three and six months ended June 30, 2021 is primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible transaction costs, nondeductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and the remeasurement of the tax receivable agreement. The income tax benefit for the three and six months ended June 30, 2020 was due to the tax-effect of pre-tax loss from operations for the period and amended state income tax filings.

16.Concentration

For the six months ended June 30, 2021, approximately 18% of total revenue related to various contracts with the U.S. Department of Health and Human Services and the Assistant Secretary of Preparedness and Response.

On July 21, 2020, we entered into a one-year agreement with the U.S. Department of Health and Human Services and the Assistant Secretary for Preparedness and Response for the comprehensive maintenance and management services of medical ventilator equipment in exchange for up to $193 million in consideration throughout the duration of the agreement. On August 10, 2021, the agreement was extended and will now expire on September 27, 2021. See Note 18, Subsequent Event.

17.Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	122,908,065	98,983,296	111,071,756	98,969,079
Net effect of dilutive stock awards based upon the treasury stock method	-	4,711,088	7,689,081	-
Dilutive weighted average shares outstanding	122,908,065	103,694,384	118,760,837	98,969,079

Basic earnings (loss) per share	$(0.04)	$0.01	$0.04	$(0.12)
Diluted earnings (loss) per share	$(0.04)	$0.01	$0.04	$(0.12)

Anti-dilutive share-based awards excluded from the calculation of
dilutive earnings per share	7,790,523	—	—	4,711,088

18.Subsequent Event

On August 10, 2021, Agiliti and the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response extended Agiliti’s agreement for the comprehensive maintenance and management services of medical ventilator equipment for a period of 60 days from the initial contract expiration date of July 27, 2021. The Company expects that HHS will issue a public request for proposal and make a new contract award prior to the September 27, 2021 expiration of the extension period.  Agiliti intends to compete for the new contract award.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 26, 2021 (“the Prospectus”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements as well as in Part II, Item 1A, “Risk Factors” and the section entitled “Risk Factors” in the Prospectus for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus.

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

Our diverse customer base includes over 7,000 active national, regional and local acute care hospitals, health system integrated delivery networks and alternate site providers (such as surgery centers, specialty hospitals, home care providers, long-term acute care hospitals and skilled nursing facilities). We serve the federal government as well as a number of city and state governments providing management and maintenance of emergency equipment stockpiles, and we are an outsourced service provider to medical device manufacturers supporting critical device remediation and repair services. We deliver our solutions through our nationwide network of over 100 service centers and seven Centers of Excellence, among which we employ a team of more than 700 specialized biomed repair technicians, more than 3,000 field-based service operators who work onsite within customer facilities or in our local service centers, and over 200 field sales and account managers. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We deploy our solution offering across three primary service lines:

Equipment Solutions: Supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment, contracted directly with customers at approximately 7,000 U.S. acute care hospitals and alternate site facilities. We consistently achieve high customer satisfaction ratings by delivering patient-ready equipment within our contracted equipment delivery times and in response to our technical support and educational in-servicing for equipment within clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, supported by our comprehensive QMS which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. Revenue attributable to Equipment Solutions represented 29% and 40% of our total revenue for the three months ended June 30, 2021 and 2020, respectively, and 32% and 39% of our total revenue for the six months ended June 30, 2021 and 2020, respectively.

Clinical Engineering Services: Maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment and diagnostic imaging technology, through supplemental and fully outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. Our more than 700 technical repair staff flex in and out of customer facilities on an as-needed basis. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to Clinical Engineering Services represented 40% and 36% of our total revenue for the three months ended June 30, 2021 and 2020, respectively, and 36% and 36% of our total revenue for the six months ended June 30, 2021 and 2020, respectively.

Onsite Managed Services: Comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and IDNs. Our more than 1,700 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit based training to ensure equipment is used and managed properly, overall helping to optimize day-to-day operations, adjust for fluctuations in patient census and acuity and support better care outcomes. Revenue attributable to Onsite Managed Services represented 31% and 24% of our total revenue for the three months ended June 30, 2021 and 2020, respectively, and 32% and 24% of our total revenue for the six months ended June 30, 2021 and 2020, respectively.

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

Impact of COVID-19 on our Business

We have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers. There continues to be uncertainty related to the full extent of the impact of the COVID-19 outbreak on our future results, but we believe our business model and our available borrowings under our Revolving Credit Facility position us well to continue to manage our business through this crisis.

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

RESULTS OF OPERATIONS

The following discussion addresses:

●	our financial condition as of June 30, 2021; and
●	the results of operations for the three and six-month periods ended June 30, 2021 and 2020.

This discussion should be read in conjunction with the consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Prospectus.

The following table provides information on the percentages of certain items of selected financial data compared to total revenue for the three and six-month periods ended June 30, 2021 and 2020.

	Percent to Total Revenue		Percent to Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.4	63.6	58.7	65.6
Gross margin	39.6	36.4	41.3	34.4
Selling, general and administrative	32.4	28.4	30.9	29.9
Operating income	7.2	8.0	10.4	4.5
Loss on extinguishment of debt	4.0	—	2.1	—
Interest expense	4.7	8.2	6.1	9.0
(Loss) income before income taxes and noncontrolling interest	(1.5)	(0.2)	2.2	(4.5)
Income tax expense (benefit)	0.6	(0.6)	1.2	(1.4)
Consolidated net (loss) income	(2.1)%	0.4%	1.0%	(3.1)%

Consolidated Results of Operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Total Revenue

The following table presents revenue by service solution for the three months ended June 30, 2021 and 2020 (in thousands).

	Three Months Ended
	June 30,
	2021	2020	% Change
Equipment Solutions	$72,140	$73,710	(2.1)%
Clinical Engineering	101,141	67,027	50.9
Onsite Managed Services	77,262	44,424	73.9
Total Revenue	$250,543	$185,161	35.3%

Total revenue for the three months ended June 30, 2021 was $250.5 million, compared to $185.2 million for the three months ended June 30, 2020, an increase of $65.3 million or 35.3%. Equipment Solutions revenue decreased 2.1% primarily driven by decreased demand for equipment needed to fight the COVID-19 pandemic. Although difficult to determine, we have estimated that in the second quarter of 2020, the overall favorable impact from COVID-19 was approximately $8 million to $10 million. In the second quarter of 2021, we estimate that the overall favorable impact from COVID-19 was less than $3 million. Clinical Engineering revenue increased 50.9% due to continued strong growth as a result of our success in signing and implementing new business contracts over the last several quarters and due to the Northfield acquisition completed on March 19, 2021. Finally, our Onsite Managed Services revenue increased 73.9% with the majority of growth coming from a new contract signed in the third quarter of 2020 for the comprehensive maintenance and management services of medical ventilator equipment.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2021 was $151.4 million compared to $117.7 million for the three months ended June 30, 2020, an increase of $33.7 million or 28.6%. On a percentage of revenue basis, cost of revenue decreased from 63.6% of revenue in 2020 to 60.4% in 2021. The decline as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.

Gross Margin

Total gross margin for the three months ended June 30, 2021 was $99.1 million, or 39.6% of total revenue, compared to $67.5 million, or 36.4% of total revenue, for the three months ended June 30, 2020, an increase of $31.6 million or 46.8%. The increase in gross margin as a percentage of revenue was primarily impacted by favorable leverage from volume growth.

Selling, General and Administrative, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Three Months Ended
	June 30,
	2021	2020	Change	% Change
Selling, general and administrative	$81,056	$52,540	$28,516	54.3%
Loss on extinguishment of debt	10,116	—	10,116	*
Interest expense	11,713	15,156	(3,443)	(22.7)

Selling, General and Administrative

Selling, general and administrative expense increased $28.5 million, or 54.3%, to $81.1 million for the quarter ended June 30, 2021 as compared to the same period of 2020. Selling, general and administrative expense as a percentage of total revenue was 32.4% and 28.4% for the quarter ended June 30, 2021 and 2020, respectively. The increase of $28.5 million was primarily due to the buyout fee related to the termination of the Advisory Service Agreement of $7.0 million, increases in costs and amortization expense related to the Northfield acquisition and an increase in payroll related costs associated with the growth of our business.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the quarter ended June 30, 2021 consisted of the write-off of the unamortized deferred financing cost and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million related to the repayment of our Second Lien Term Loan in April 2021 and the write-off of the unamortized deferred financing cost of $0.3 million related to the amendment of our Revolving Credit Facility.

Interest Expense

Interest expense decreased $3.4 million to $11.7 million for the second quarter of 2021 as compared to the same period of 2020 primarily due to the repayment of our Second Lien Term Loan from the proceeds of the IPO.

Income Taxes

Income taxes were an expense of $1.4 million and a benefit of $1.1 million for the three months ended June 30, 2021 and 2020, respectively. The income tax expense for the three months ended June 30, 2021 was primarily related to nondeductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax benefit for the three months ended June 30, 2020 was due to the tax-effect of pre-tax loss from operations for the period and amended state income tax filings.

Consolidated Net (Loss) Income

Consolidated net loss increased $6.0 million to $5.2 million in the second quarter of 2021 as compared to the same period of 2020. The increase in net loss was primarily a result of the loss on extinguishment of debt.

Consolidated Results of Operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020

Total Revenue

The following table presents revenue by service solution for the six months ended June 30, 2021 and 2020 (in thousands).

	Six Months Ended
	June 30,
	2021	2020	% Change
Equipment Solutions	$154,611	$142,115	8.8%
Clinical Engineering	176,247	133,040	32.5
Onsite Managed Services	154,930	89,245	73.6
Total Revenue	$485,788	$364,400	33.3%

Total revenue for the six months ended June 30, 2021 was $485.8 million, compared to $364.4 million for the six months ended June 30, 2020, an increase of $121.4 million or 33.3%. Equipment Solutions revenue increased 8.8% primarily driven by increased demand for equipment needed to fight COVID-19. Although difficult to determine, we have estimated that for the first six months of 2020, the overall favorable impact from COVID-19 was approximately $8 million to $10 million. In the first six months of 2021, we estimate that the overall favorable impact from COVID-19 was $12 million to $15 million. Clinical Engineering revenue increased 32.5% due to continued strong growth as a result of our success in signing and implementing new business contracts over the last several quarters and due to the Northfield acquisition completed on March 19, 2021. Finally, our Onsite Managed Services revenue increased 73.6% with the majority of growth coming from a new contract signed in the third quarter of 2020 for the comprehensive maintenance and management services of medical ventilator equipment.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2021 was $285.4 million compared to $239.1 million for the six months ended June 30, 2020, an increase of $46.3 million or 19.4%. On a percentage of revenue basis, cost of revenue decreased from 65.6% of revenue in 2020 to 58.7% in 2021. The decline as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.

Gross Margin

Total gross margin for the six months ended June 30, 2021 was $200.4 million, or 41.3% of total revenue, compared to $125.3 million, or 34.4% of total revenue, for the six months ended June 30, 2020, an increase of $75.1 million or 59.9%. The increase in gross margin as a percentage of revenue was primarily impacted by favorable leverage from volume growth.

Selling, General and Administrative, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Six Months Ended
	June 30,
	2021	2020	Change	% Change
Selling, general and administrative	$150,279	$109,104	$41,175	37.7%
Loss on extinguishment of debt	10,116	—	10,116	*
Interest expense	29,733	32,974	(3,241)	(9.8)

Selling, General and Administrative

Selling, general and administrative expense increased $41.2 million, or 37.7%, to $150.3 million for the six months ended June 30, 2021 as compared to the same period of 2020. Selling, general and administrative expense as a percentage of total revenue was 30.9% and 29.9% for the six months ended June 30, 2021 and 2020, respectively. The increase of $41.2 million was primarily due to the buyout fee related to the termination of the Advisory Service Agreement of $7.0 million, increases in costs and amortization expense related to the Northfield acquisition and an increase in payroll related costs associated with the growth of our business.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the six months ended June 30, 2021 consisted of the write-off of the unamortized deferred financing cost and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million related to the repayment of our Second Lien Term Loan in April 2021 with proceeds from the IPO and the write-off of the unamortized deferred financing cost of $0.3 million related to the amendment of our Revolving Credit Facility.

Interest Expense

Interest expense decreased $3.2 million to $29.7 million for the six months ended 2021 as compared to the same period of 2020 primarily due to the repayment of our Second Lien Term Loan with proceeds from the IPO.

Income Taxes

Income taxes were an expense of $5.9 million and a benefit of $5.1 million for the six months ended June 30, 2021 and 2020, respectively. The income tax expense for the six months ended June 30, 2021 is primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible transaction costs, nondeductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and the remeasurement of the tax receivable agreement. The income tax benefit for the six months ended June 30, 2020 was due to the tax-effect of pre-tax loss from operations for the period and amended state income tax filings.

Consolidated Net Income

Consolidated net income increased $16.1 million to $4.4 million in the six ended June 30 2021 as compared to the same period of 2020. The increase in net income was impacted primarily by the increase in revenue.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $163.9 million and $106.2 million for the six months ended June 30, 2021 and 2020, respectively. Adjusted EBITDA for the six months ended June 30, 2021 was higher than 2020 primarily due to the increase in revenue.

EBITDA is defined as earnings attributable to Agiliti, Inc. before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding, non-cash share-based compensation expense, management fees and other non-recurring gains, expenses or losses, transaction costs, remeasurement of tax receivable agreement and loss on extinguishment of debt. In addition to using EBITDA and Adjusted EBITDA internally as measures of operational performance, we disclose them externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. We believe the investment community frequently uses EBITDA and Adjusted EBITDA in the evaluation of similarly situated companies. Adjusted EBITDA is also used by the Company as a factor to determine the total amount of incentive compensation to be awarded to executive officers and other employees. EBITDA and Adjusted EBITDA, however, are not measures of financial performance under accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered as alternatives to, or more meaningful than, net income as measures of operating performance or to cash flows from operating, investing or financing activities or as measures of liquidity. Since EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying interpretations and calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not represent amounts of funds that are available for management’s discretionary use. EBITDA and Adjusted EBITDA presented below may not be the same as EBITDA and Adjusted EBITDA calculations as defined in the First Lien Credit Facilities. A reconciliation of net income (loss) attributable to Agiliti, Inc. to Adjusted EBITDA is included below:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$4,355	$(11,800)
Interest expense	29,733	32,974
Income tax expense (benefit)	5,890	(5,105)
Depreciation and amortization	91,814	82,060
EBITDA	131,792	98,129
Non-cash share-based compensation expense	5,766	4,451
Management and other expenses (1)	7,626	3,010
Transaction costs (2)	4,252	562
Tax receivable agreement remeasurement	4,345	—
Loss on extinguishment of debt (3)	10,116	—
Adjusted EBITDA	$163,897	$106,152

Other Financial Data:
Net cash provided by operating activities	$107,508	$60,446
Net cash used in investing activities	(475,066)	(113,763)
Net cash provided by financing activities	264,723	130,148
(1)	Management and other expenses represent (a) management fees and buyout termination fee under the Advisory Services Agreement, which was terminated in connection with the initial public offering and (b) employee related non-recurring expenses.
(2)	Transaction costs represent costs associated with potential mergers and acquisitions and are primarily related to the Northfield Acquisition for the six months ended June 30, 2021.
(3)	Loss on extinguishment of debt consists of the write-off of the unamortized deferred financing costs and debt discount and an additional 1% redemption price related to the repayment of our Second Lien Term Loan and the write-off of the unamortized deferred financing cost related to the amendment of our Revolving Credit Facility.

SEASONALITY

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months. COVID-19 has impacted the seasonality of our business and the annual flu season.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows from operating activities and borrowings under our Revolving Credit Facility, which provides for loans in an amount of up to $250 million. Our principal uses of liquidity are to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We believe our existing balances of cash and cash equivalents, our currently anticipated operating cash flows and availability under our Revolving Credit Facility will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. If new financing is necessary, there can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, we have not experienced difficulty accessing the credit market; however, future volatility in the credit market may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the credit market could be limited at a time when we would like, or need to do so, which could have an adverse impact on our ability to refinance debt and/or react to changing economic and business conditions.

Net cash provided by operating activities was $107.5 and $60.4 million for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by operating activities during 2021 was favorably impacted by our improved financial performance and the timing of accounts receivable collections. Partially offsetting the increase were the use of cash to pay accrued compensation related to our strong 2020 operating results and a reduction in accrued interest related to our lower debt and interest rates.

Net cash used in investing activities was $475.1 and $113.8 million for the six months ended June 30, 2021 and 2020, respectively. The increase in net cash used in investing activities was primarily due to the Northfield Acquisition completed in March 2021.

Net cash provided by financing activities was $264.7 and $130.1 million for the six months ended June 30, 2021 and 2020, respectively. The increase in net cash provided by financing activities during 2021 was primarily due to proceeds from issuance of common stock from the IPO, partially offset by repayment of the Second Lien Term Loan.

RECENT ACCOUNTING PRONOUNCEMENT

See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2021, we did not have any unconsolidated SPEs.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●	effects from political and policy changes that could limit our growth opportunities;
●	effects from the continued COVID-19 pandemic on our business and the economy;
●	our potential inability to maintain existing contracts or contract terms with, or enter into new contracts with, our customers;
●	cancellations by or disputes with customers;
●	our potential failure to maintain our reputation, including by protecting intellectual property;
●	effects of a global economic downturn on our customers and suppliers;
●	a decrease in our customers’ patient census or services;
●	competitive practices by our competitors that could cause us to lose market share, reduce our prices or increase our expenditures;
●	the bundling of products and services by our competitors, some of which we do not offer;
●	consolidation in the healthcare industry, which may lead to a reduction in the prices we charge;
●	adverse developments with supplier relationships;
●	the potential inability to change the manner in which healthcare providers traditionally procure medical equipment;
●	our potential inability to attract and retain key personnel;
●	our potential inability to make attractive acquisitions or successfully integrate acquire businesses;
●	an increase in expenses related to our pension plan;
●	the fluctuation of our cash flow;
●	credit risks relating to home care providers and nursing homes;
●	potential claims related to the medical equipment that we outsource and service;
●	the incurrence of costs that we cannot pass through to our customers;
●	a failure of our management information systems;
●	limitations inherent in all internal controls systems over financial reporting;
●	social unrest;
●	our failure to keep up with technological changes;
●	our failure to coordinate the management of our equipment;
●	challenges to our tax positions or changes in taxation laws;

●	litigation that may be costly to defend;
●	uncertainty surrounding healthcare reform initiatives;
●	federal privacy laws that may subject us to more stringent penalties;
●	our relationship with healthcare facilities and marketing practices that are subject to federal Anti-Kickback Statute and similar state laws;
●	our contracts with the federal government that subject us to additional oversight;
●	the impact of changes in third-party payor reimbursement for healthcare items and services on our customers’ ability to pay for our services;
●	the highly regulated environment our customers operate in;
●	potential recall or obsolescence of our large fleet of medical equipment; and
●	other factors disclosed in the section entitled “Risk Factors” in this Form 10-Q, in our Prospectus, and elsewhere in our filings with the SEC.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of June 30, 2021, we had approximately $1,061.9 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $537.4 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2021, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $5.4 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first six months of 2021 average price of unleaded gasoline, assuming gasoline usage levels for the six months ended June 30, 2021, would lead to an annual increase in fuel costs of approximately $0.5 million.

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

Other Market Risk

As of June 30, 2021, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

(b)	Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Prospectus and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, other than:

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

On July 21, 2020, we entered into a one-year agreement with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (the “HHS Agreement”) for the comprehensive maintenance and management services of medical ventilator equipment in exchange for up to $193.0 million. On August 10, 2021, the HHS Agreement, which was originally set to expire on July 27, 2021, was extended for an additional period of 60 days. The Company expects that HHS will issue a public request for proposal and make a new contract award prior to the September 27, 2021 expiration of the extension period. Agiliti intends to compete for the new contract award. As a result, we expect that the U.S. Department of Health and Human Services and the Assistant Secretary of Preparedness and Response will continue to be our largest customer during the duration of the HHS Agreement. Although we expect to have the opportunity to complete a request for proposal for continuing contracts with HHS following the expiration of the HHS Agreement, to the extent the HHS Agreement or other contracts with significant customers are not renewed or are terminated, our revenue and operating results would be significantly impacted.

For the six months ended June 30, 2021, approximately 18% of total revenue related to various contracts with HHS and the Assistant Secretary of Preparedness and Response.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Set forth below is information regarding securities issued by us during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Since March 31, 2021, we have issued the following unregistered securities:

●	On May 4, 2021, we issued 175,000 shares of common stock in connection with the exercise of stock options by a former employee. The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(a)(2) of the Securities Act of 1933 or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.
●	In June 2021, we issued 75,428 shares of common stock in connection with the exercise of warrants. The issuance of these securities were exempt from registration in reliance upon Section 3(a)(9) of the Securities Act of 1933.

Use of Proceeds

On April 27, 2021, we completed our IPO, in which we sold 30,263,157 shares of common stock at price to the public of $14.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253947), which was declared effective by the SEC on April 22, 2021.

As of June 30, 2021, all proceeds from the IPO have been applied as described in our final prospectus filed with the SEC on April 26, 2021, pursuant to Rule 424(b) of the Securities Act.

Item 6.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Agiliti, Inc.

3.2	Third Amended and Restated Bylaws of Agiliti, Inc.

4.1	Amended and Restated Registration Rights Agreement, dated as of April 27, 2021, by and among Agiliti, Inc., THL Agiliti LLC, Thomas J. Leonard and the individuals listed therein.

10.1	Amended and Restated Director Nomination Agreement, dated as of April 26, 2021, by and among Agiliti, Inc. and THL Agiliti LLC.

10.2	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on April 29, 2021).

10.3	Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on April 29, 2021).

10.4

Amendment No. 4 to Credit Agreement, dated as of April 27, 2021, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, and the other loan parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 3, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2021

Agiliti, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)