Form 10-Q
period 2021-09-30
AGILITI, INC. \DE
filed 2021-11-09
CIK 1749704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-40361

AGILITI, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-1608463
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of common stock outstanding as of November 5, 2021:   130,652,745

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$123,713	$206,505
Accounts receivable, less allowance for doubtful accounts of $2,500 at September 30, 2021 and $1,993 at December 31, 2020	200,779	154,625
Inventories	29,092	27,062
Other current assets	14,847	14,175
Total current assets	368,431	402,367
Property and equipment:
Medical equipment	301,189	285,723
Property and office equipment	140,138	112,646
Accumulated depreciation	(251,530)	(183,953)
Total property and equipment, net	189,797	214,416
Other long-term assets:
Goodwill	1,122,530	817,113
Operating lease right-of-use assets	56,692	51,214
Other intangibles, net	528,119	402,095
Other	18,884	16,151
Total assets	$2,284,453	$1,903,356
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$15,849	$16,044
Current portion of operating lease liability	15,607	14,155
Current portion of obligation under tax receivable agreement	15,691	15,572
Accounts payable	48,712	37,215
Accrued compensation	37,658	38,671
Accrued interest	2,784	6,347
Deferred revenue	6,858	8,800
Other accrued expenses	24,111	22,727
Total current liabilities	167,270	159,531
Long-term debt, less current portion	1,028,626	1,145,055
Obligation under tax receivable agreement, pension and other long-term liabilities	57,216	53,794
Operating lease liability, less current portion	45,919	40,283
Deferred income taxes, net	109,469	62,748
Commitments and contingencies (Note 11)
Equity
Common stock, $0.0001 par value; 350,000,000 shares authorized; 130,389,758 and 98,983,296 shares issued and outstanding at September 30, 2021 and December 31, 2020	13	10
Additional paid-in capital	932,867	513,902
Accumulated deficit	(54,469)	(68,492)
Accumulated other comprehensive loss	(2,581)	(3,619)
Total Agiliti, Inc. and Subsidiaries equity	875,830	441,801
Noncontrolling interest	123	144
Total equity	875,953	441,945
Total liabilities and equity	$2,284,453	$1,903,356

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$262,424	$194,721	$748,212	$559,121
Cost of revenue	158,990	120,115	444,346	359,239
Gross margin	103,434	74,606	303,866	199,882
Selling, general and administrative	75,052	71,732	225,334	180,838
Operating income	28,382	2,874	78,532	19,044
Loss on extinguishment of debt	—	—	10,116	—
Interest expense	10,711	13,560	40,444	46,532
Income (loss) before income taxes and noncontrolling interest	17,671	(10,686)	27,972	(27,488)
Income tax expense (benefit)	7,943	(573)	13,832	(5,678)
Consolidated net income (loss)	9,728	(10,113)	14,140	(21,810)
Net income attributable to noncontrolling interest	60	95	117	198
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$9,668	$(10,208)	$14,023	$(22,008)

Basic income (loss) per share	$0.07	$(0.10)	$0.12	$(0.22)
Diluted income (loss) per share	$0.07	$(0.10)	$0.11	$(0.22)

Weighted-average common shares outstanding:
Basic	130,380,551	98,983,296	117,578,750	98,973,853
Diluted	138,490,526	98,983,296	125,515,000	98,973,853

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Consolidated net income (loss)	$9,728	$(10,113)	$14,140	$(21,810)
Other comprehensive income (loss):
Gain on minimum pension liability, net of tax of $19, $0, $56 and $0	54	13	163	37
(Loss) gain on cash flow hedge, net of (benefit) tax of ($6), $0, $297 and $0	(17)	(446)	875	(2,028)
Total other comprehensive income (loss)	37	(433)	1,038	(1,991)
Comprehensive income (loss)	9,765	(10,546)	15,178	(23,801)
Comprehensive income attributable to noncontrolling interest	60	95	117	198
Comprehensive income (loss) attributable to Agiliti, Inc. and Subsidiaries	$9,705	$(10,641)	$15,061	$(23,999)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Deficit	Loss	Interests	Equity
Balance at June 30, 2021	$13	$928,623	$(64,137)	$(2,618)	$118	$861,999
Net income	—	—	9,668	—	60	9,728
Other comprehensive income	—	—	—	37	—	37
Share-based compensation	—	4,235	—	—	—	4,235
Stock options exercised	—	7	—	—	—	7
Dividend forfeited	—	2	—	—	—	2
Cash distributions to noncontrolling interests	—	—	—	—	(55)	(55)
Balance at September 30, 2021	$13	$932,867	$(54,469)	$(2,581)	$123	$875,953

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Deficit	Loss	Interests	Equity
Balance at June 30, 2020	$10	$508,176	$(57,814)	$(2,498)	$173	$448,047
Net (loss) income	—	—	(10,208)	—	95	(10,113)
Other comprehensive loss	—	—	—	(433)	—	(433)
Share-based compensation	—	3,206	—	—	—	3,206
Dividend forfeited	—	5	—	—	—	5
Cash distributions to noncontrolling interests	—	—	—	—	(116)	(116)
Balance at September 30, 2020	$10	$511,387	$(68,022)	$(2,931)	$152	$440,596

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2020	$10	$513,902	$(68,492)	$(3,619)	$144	$441,945
Net income	—	—	14,023	—	117	14,140
Other comprehensive income	—	—	—	1,038	—	1,038
Share-based compensation	—	9,917	—	—	—	9,917
Stock options exercised	—	380	—	—	—	380
Issuance of common stock	3	412,738	—	—	—	412,741
Stock issuance costs	—	(4,084)	—	—	—	(4,084)
Dividend forfeited	—	14	—	—	—	14
Cash distributions to noncontrolling interests	—	—	—	—	(138)	(138)
Balance at September 30, 2021	$13	$932,867	$(54,469)	$(2,581)	$123	$875,953

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive	Noncontrolling	Total
(in thousands)	Stock	Capital	Deficit	Loss	Interests	Equity
Balance at December 31, 2019	$10	$503,637	$(46,014)	$(940)	$276	$456,969
Net (loss) income	—	—	(22,008)	—	198	(21,810)
Other comprehensive loss	—	—	—	(1,991)	—	(1,991)
Share-based compensation	—	7,657	—	—	—	7,657
Shares forfeited for taxes	—	(145)	—	—	—	(145)
Dividend forfeited	—	238	—	—	—	238
Cash distributions to noncontrolling interests	—	—	—	—	(322)	(322)
Balance at September 30, 2020	$10	$511,387	$(68,022)	$(2,931)	$152	$440,596

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$14,140	$(21,810)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	78,249	72,955
Amortization	63,482	54,536
Remeasurement of tax receivable agreement and contingent consideration	4,542	8,231
Loss on extinguishment of debt	7,716	—
Provision for doubtful accounts	1,121	1,336
Provision for inventory obsolescence	2,539	458
Non-cash share-based compensation expense	10,127	7,657
Gain on sales and disposals of equipment	(3,939)	(852)
Deferred income taxes	12,040	(5,967)
Changes in operating assets and liabilities:
Accounts receivable	(30,305)	(37,618)
Inventories	1,241	(5,534)
Other operating assets	(5,392)	(6,431)
Accounts payable	4,701	(1,138)
Other operating liabilities	(21,849)	33,903
Net cash provided by operating activities	138,413	99,726
Cash flows from investing activities:
Medical equipment purchases	(23,912)	(22,806)
Property and office equipment purchases	(15,539)	(15,465)
Proceeds from disposition of property and equipment	8,187	2,157
Acquisitions, net of cash acquired	(450,198)	(89,706)
Net cash used in investing activities	(481,462)	(125,820)
Cash flows from financing activities:
Proceeds under revolver	35,000	249,500
Payments under revolver	(35,000)	(283,000)
Proceeds under term loan	198,052	124,844
Payments under term loan	(326,770)	(5,895)
Payments of principal under finance lease liability	(6,721)	(6,312)
Payments of deferred financing costs	(229)	(199)
Payments under tax receivable agreement	(748)	—
Distributions to noncontrolling interests	(138)	(322)
Proceeds from exercise of stock options	380	—
Dividend and equity distribution payment	(926)	(1,138)
Proceeds from issuance of common stock	401,441	—
Stock issuance costs	(4,084)	—
Shares forfeited for taxes	—	(145)
Change in book overdrafts	—	(1,771)
Net cash provided by financing activities	260,257	75,562
Net change in cash and cash equivalents	(82,792)	49,468
Cash and cash equivalents at the beginning of period	206,505	—
Cash and cash equivalents at the end of period	$123,713	$49,468

Supplemental cash flow information:
Interest paid	$40,991	$41,279
Income taxes paid	2,647	1,007

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

Description of Business

Agiliti, Inc. (individually and together with its consolidated subsidiaries (Federal Street Acquisition Corp (“FSAC”), Agiliti Holdco, Inc. and Agiliti Health, Inc. and subsidiaries), “we”, “our”, “us”, the “Company” or “Agiliti”) is a nationwide provider of healthcare technology management and service solutions to the United States healthcare industry. Agiliti, Inc. owns 100% of FSAC. FSAC owns 100% of Agiliti Holdco, Inc. Agiliti Holdco, Inc. owns 100% of Agiliti Health, Inc. Agiliti Health, Inc. owns 100% of Agiliti Surgical, Inc., Agiliti Imaging, Inc. and Surgical Equipment Repair, Inc. (formerly known as Northfield Medical, Inc. effective March 19, 2021). Agiliti Health, Inc. and subsidiaries is the only company with operations. All other entities have no material assets, liabilities, cash flows or operations other than their investment and ownership of Agiliti Health, Inc. and subsidiaries.

Initial Public Offering

On April 27, 2021, the Company closed its initial public offering (“IPO”), in which it issued and sold 30,263,157 shares of its common stock. The price was $14.00 per share. The Company received net proceeds of approximately $397.4 million from the IPO after deducting underwriting discounts and commissions of $22.2 million and offering expenses. Immediately after our IPO, funds controlled by our principal stockholder, Thomas H. Lee Partners, L.P., own approximately 76.0% of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”).

Basis of Presentation

The interim condensed consolidated financial statements have been prepared by the Company without audit. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company’s final prospectus filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on April 26, 2021 (“the Prospectus”).

The interim condensed consolidated financial statements presented herein as of September 30, 2021, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in the Prospectus. There have been no material changes to these policies for the quarter ended September 30, 2021.

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

Standards Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU may be applied through December 31, 2022. We will continue to evaluate the phase out of LIBOR but do not expect the adoption will have a material impact on our consolidated financial statements.

3.Revenue Recognition

In the following table, revenue is disaggregated by service solution.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Equipment Solutions	$77,707	$76,629	$232,319	$218,744
Clinical Engineering	111,614	62,739	287,860	195,779
Onsite Managed Services	73,103	55,353	228,033	144,598
	$262,424	$194,721	$748,212	$559,121

The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020 was $15.0 and $13.4 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years. Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expenses. The amount of amortization included in cost of revenue was $0.2 and $0.1 million for the three months ended September 30, 2021 and 2020, respectively and $0.5 and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. The amount of amortization included in selling, general and administrative expense was $0.8 and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $2.3 and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. There was no impairment loss in relation to the costs capitalized during the three and nine months ended 2021 and 2020.

During the three and nine months ended September 30, 2021, $2.8 and $8.9 million of revenue was recognized that was included in deferred revenue at the beginning of the period.

4.Acquisitions

On March 19, 2021, we completed a stock purchase agreement to purchase all of the outstanding capital stock of Northfield Medical, Inc. (“Northfield”), a company specializing in the service and repair of medical equipment and instruments for a total consideration of approximately $475 million (“Northfield Acquisition”). The consideration consisted of $461.0 million of cash paid at closing, $11.3 million in issuance of 752,328 shares of common stock and $2.7 million net working capital adjustment. The results of Northfield’s operations have been included in the condensed consolidated financial statements since March 19, 2021.

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

Due to the recent closing of the transaction, the purchase price allocation was preliminary and will be finalized when final assessments of the fair value of acquired assets and assumed liabilities are completed. The area of the purchase price allocation that is not yet finalized includes income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

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

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$262,424	$223,659	$773,159	$639,984
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	9,688	(12,641)	13,411	(31,080)

Included in the determination of pro forma net income (loss) for the three and nine months ended September 30, 2021 and 2020 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments included depreciation and amortization of assets acquired and interest expense on additional debt to finance the acquisition. Income taxes are provided at the estimated statutory rate.

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

5.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are summarized in the following table by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2021				Fair Value at December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,223	$—	$—	$2,223	$1,104	$—	$—	$1,104
Interest rate swap	—	262	—	262	—	—	—	—
Liabilities:
Contingent consideration	$—	$—	$500	$500	$—	$—	$321	$321
Obligation under tax receivable agreement	—	—	54,628	54,628	—	—	50,600	50,600
Interest rate swap	—	972	—	972	—	1,883	—	1,883
Deferred compensation liabilities	2,223	—	—	2,223	1,104	—	—	1,104

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

On January 4, 2019, we entered into a tax receivable agreement (“TRA”) with our former owners. The fair value of the obligation under the TRA was estimated using company specific assumptions that are not observable in the market and thus represents a Level 3 fair value measurement. Management’s estimate of the valuation of the obligation under the TRA is based on a Monte Carlo model which involves the use of projected cash flows of the Company, a discount rate, and historical deferred tax assets subject to the agreement. We made a remeasurement adjustment to increase the liability by $0.2 and $9.6 million during the three months ended September 30, 2021 and 2020, respectively. We made a remeasurement adjustment to increase the liability by $4.5 and $9.6 million during the nine months ended September 30, 2021 and 2020, respectively. We made no payments under the TRA during the three months ended September 30, 2021 and 2020. We made $0.7 million in payments under the TRA during the nine months ended September 30, 2021 and no payment for the nine months ended September 30, 2020.

In May 2020, we entered into an interest rate swap agreement to manage our interest rate exposure, see Note 8, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The fair value of our outstanding First Lien Term Loan and Second Lien Term Loan (each as defined in Note 8, Long-Term Debt) as of September 30, 2021 and December 31, 2020, based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
First Lien Term Loan (1)	$1,020,222	$1,044,390	$906,624	$911,788
Second Lien Term Loan (2)	—	—	232,361	240,000
(1)	The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $11.0 and $12.8 million and unamortized debt discount of $4.2 and $2.8 million as of September 30, 2021 and December 31, 2020, respectively.
(2)	The carrying value of the Second Lien Term Loan was net of unamortized deferred financing costs of $0.8 million and unamortized debt discount of $6.8 million as of December 31, 2020. The Second Lien Term Loan was paid off on April 27, 2021.

6.Selected Financial Statement Information

Goodwill and Other Intangible Assets

Our goodwill as of September 30, 2021 and December 31, 2020 consists of the following:

(in thousands)
Balance at December 31, 2020	$817,113
Acquisition	305,417
Balance at September 30, 2021	$1,122,530

There were no impairment losses recorded on goodwill through September 30, 2021.

Our other intangible assets as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021				December 31, 2020
		Accumulated				Accumulated
(in thousands)	Cost	Amortization	Impairment	Net	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$696,889	$(172,660)	$—	$524,229	$513,189	$(118,172)	$—	$395,017
Non-compete agreements	14,613	(12,468)	—	2,145	14,613	(9,647)	—	4,966
Trade names	3,779	(2,034)	—	1,745	3,779	(1,667)	—	2,112
Total intangible assets	$715,281	$(187,162)	$—	$528,119	$531,581	$(129,486)	$—	$402,095

Total amortization expense related to intangible assets was $20.6 and $16.9 million for the three months ended September 30, 2021 and 2020, respectively, and $57.7 and $49.9 million for the nine months ended September 30, 2021 and 2020, respectively.

There were no impairment charges during three and nine months ended 2021 and 2020 with respect to other intangible assets.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2021 and the next five years is as follows:

(in thousands)
Remainder of 2021	$20,592
2022	75,225
2023	68,090
2024	62,229
2025	56,367
2026	50,495

Supplementary Cash Flow Information

Supplementary cash flow information is as follows (in thousands):

	September 30,
	2021	2020
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$1,927	$3,132
Finance lease assets and liability additions	6,795	7,015
Operating lease right-of-use assets and operating lease liability additions	9,731	16,337
Issuance of common stock related to acquisition	11,300	—

7.Share-Based Compensation

The 2018 Omnibus Incentive Plan (“2018 Plan”) provides for the issuance of 16.7 million nonqualified stock options, restricted stock units and performance restricted stock units to any of the Company’s executives, other key employees and certain non-employee directors. The stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted had a ten-year contractual term and vest over one to four years. The restricted stock units vest over one to four years. The performance restricted stock units vest over three years upon achievement of established performance targets as defined in the respective award agreements.

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

In connection with the IPO, we adopted an Employee Stock Purchase Plan (“ESPP”). A total of two million shares of our common stock are reserved for issuance under the ESPP. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. The Company recognizes share-based compensation expense for the discount received by participating employees. No shares were issued under the ESPP as of September 30, 2021.

Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance were 8.4 million shares at September 30, 2021.

8.Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
(in thousands)	2021	2020
First Lien Term Loan	$1,035,421	$922,191
Second Lien Term Loan	—	240,000
Finance lease liability	26,147	24,595
	1,061,568	1,186,786
Less: unamortized deferred financing costs and debt discount	(17,093)	(25,687)
	1,044,475	1,161,099
Less: Current portion of long-term debt	(15,849)	(16,044)
Total long-term debt	$1,028,626	$1,145,055

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

Solely with respect to the Revolving Loan, commencing with the fiscal quarter ending June 30, 2019, the Company is required to maintain a leverage ratio not to exceed 7:1 when the aggregate principal amount of outstanding Revolving Loans and drawn Letters of Credit, on the last day of the most recent fiscal quarter, exceeds 35% of the total revolving credit commitments.

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

In connection with the Amendment above, the Company incurred loss on extinguishment of debt of $0.3 million related to the write-off of unamortized deferred financing cost on the revolving credit facility.

Except as described above, the Amendment has substantially the same terms as the First Lien Credit Agreement, and amendments thereto, including customary covenants and events of default.

On October 1, 2021, in connection with the closing of Sizewise Rentals, LLC (“Sizewise”), we entered into Amendment No. 5 to the First Lien Credit Agreement. This amendment provides for a $150.0 million incremental term loan facility, the proceeds of which were used, together with cash on hand, to finance the Sizewise acquisition. This incremental term loan facility has terms identical to those applicable to the Initial Term Loans and the February 2020 Amendment (each as defined in the First Lien Credit Agreement), including as to pricing and interest, tenor, rights of payment and prepayment and right of security.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement at September 30, 2021 was $0.7 million, of which $1.0 million is included in other accrued expenses and $0.3 million is included in other long-term assets on our condensed consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our condensed consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at September 30, 2021. We have not recorded any amounts due to ineffectiveness for any periods presented.

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

The lease assets and liabilities are as follows:

		September 30,	December 31,
(in thousands)	Classification	2021	2020
Lease Assets
Operating lease assets	Operating lease right-of-use assets	$56,692	$51,214
Finance lease assets	Property and equipment(a)	26,132	23,513
Total leased assets		$82,824	$74,727
Lease Liabilities
Current
Operating	Current portion of operating lease liability	$15,607	$14,155
Finance	Current portion of long-term debt	7,990	6,694
Noncurrent
Operating	Operating lease liability, less current portion	45,919	40,283
Finance	Long-term debt, less current portion	18,157	17,901
Total lease liabilities		$87,673	$79,033
(a)	Finance lease assets are recorded net of accumulated depreciation of $18.6 and $13.1 million as of September 30, 2021 and December 31, 2020, respectively.

The lease cost for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Lease Cost
Finance lease cost
Amortization of right-of-use assets	$2,115	$2,145	$6,493	$6,267
Interest on lease liabilities	179	175	557	539
Operating lease cost	5,074	3,182	14,150	8,885
Short-term lease cost	239	184	575	307
Variable lease cost	1,472	1,054	4,247	2,977
Total lease cost	$9,079	$6,740	$26,022	$18,975

The maturity of lease liabilities at September 30, 2021 was as follows:

	Operating	Finance
(in thousands)	Leases	Leases	Total
Remaining of 2021	$4,498	$2,192	$6,690
2022	16,290	8,000	24,290
2023	14,229	5,568	19,797
2024	12,272	3,910	16,182
2025	9,379	2,724	12,103
Thereafter	7,886	5,989	13,875
Total lease payments	$64,554	$28,383	$92,937
Less: Interest	3,028	2,236	5,264
Present value of lease liabilities	$61,526	$26,147	$87,673

The lease term and discount rate at September 30, 2021 were as follows:

September 30,
Lease Term and Discount Rate	2021
Weighted-average remaining lease term (years)
Operating leases	4.4
Finance leases	2.8
Weighted-average discount rate
Operating leases	2.4
Finance leases	2.4

Other information related to cash paid related to lease liabilities and lease assets obtained for the nine months ended September 30, 2021 and 2020 was as follows:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for finance leases	$557	$539
Operating cash flows for operating leases	13,362	8,757
Financing cash flows for finance leases	6,721	6,312
Lease asset obtained in exchange for new finance lease liabilities	6,795	7,015
Lease asset obtained in exchange for new operating lease liabilities	9,731	16,337

10.Dividend

In November 2019, the Company declared a $2.23 dividend per share that was paid to holders of common stock and is paid upon vesting to holders of restricted stock units and performance restricted stock units. Dividends paid during the three months ended September 30, 2021 and 2020 were $0.005 and $0.005 million, respectively. Dividends paid during the nine months ended September 30, 2021 and 2020 were $0.9 and $1.1 million, respectively.

Dividend payable was $1.2 and $2.2 million as of September 30, 2021 and December 31, 2020, respectively, of which $0.9 and $0.9 million was included in accounts payable and $0.3 and $1.3 million was included in other long-term liabilities.

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

12.Related Party Transaction

On January 4, 2019, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor provided management, consulting and other advisory services to the Company. In consideration for these services, the Company paid to the Advisor (i) a non-refundable periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed upon in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off or split-off transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses (i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies also paid expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor. Total professional services fees incurred to the Advisor were $0 and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and $0.6 and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The Advisory Services Agreement was terminated upon the completion of the IPO. In connection with the termination of the Advisory Services Agreement, we were required to pay to the Advisor a buyout fee of approximately $7.0 million, which was expensed in the second quarter.

13.Limited Liability Companies

We participate with others in the formation of LLCs in which the Company becomes a partner and shares the financial interest with the other investors. The Company is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At September 30, 2021, the LLCs had approximately $0.4 million of total assets. The third-party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, the Company will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with the Company’s corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of September 30, 2021, we held interests in two active LLCs.

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

The components of net periodic benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$196	$239	$589	$716
Expected return on plan assets	(276)	(277)	(830)	(832)
Recognized net actuarial loss	73	12	219	37
Net periodic benefit cost	$(7)	$(26)	$(22)	$(79)

The Company made $0.3 and $0.5 million contributions to the pension plan during the three and nine months ended September 30, 2021. The Company expects to make additional contributions of approximately $0.2 million for the remaining of 2021.

15.Income Taxes

For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $7.9 million and $13.8 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded income tax benefit of $0.6 million and $5.7 million, respectively. The income tax expense for the three and nine months ended September 30, 2021 is primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible transaction costs, non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and the remeasurement of the tax receivable agreement. The income tax benefit for the three and nine months ended September 30, 2020 was due to the tax-effect of pre-tax loss from operations for the period, amended state income tax filings and the remeasurement of the tax receivable agreement.

16.Concentration

For the nine months ended September 30, 2021, approximately 19% of total revenue related to various contracts with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary of Preparedness and Response (“ASPR”).

On July 21, 2020, we entered into a one-year agreement with HHS and ASPR for the comprehensive maintenance and management services of medical ventilator equipment in exchange for up to $193 million in consideration throughout the duration of the agreement (“HHS Agreement”). Subsequent to its initial term, the Company has continued to operate under a series of short-term extensions to the HHS Agreement while the federal government prepares to re-issue a public request for proposal for a formal contract renewal. The Company has no visibility into the timing of either the request for proposal or a formal contract award. Until such time that a formal contract renewal is executed with HHS and ASPR, the Company will continue to provide support for the maintenance, storage and deployment of these critical resources by use of short-term extensions.

17.Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic weighted average shares outstanding	130,380,551	98,983,296	117,578,750	98,973,853
Net effect of dilutive stock awards based upon the treasury stock method	8,109,975	-	7,936,250	-
Dilutive weighted average shares outstanding	138,490,526	98,983,296	125,515,000	98,973,853

Basic earnings (loss) per share	$0.07	$(0.10)	$0.12	$(0.22)
Diluted earnings (loss) per share	$0.07	$(0.10)	$0.11	$(0.22)

Anti-dilutive share-based awards excluded from the calculation of
dilutive earnings per share	—	4,722,756	—	4,722,756

18.Subsequent Events

On October 1, 2021, in connection with the closing of Sizewise, we entered into Amendment No. 5 to the First Lien Credit Agreement. This amendment provides for a $150.0 million incremental term loan facility, the proceeds of which were used, together with cash on hand, to finance the Sizewise acquisition. This incremental term loan facility has terms identical to those applicable to the Initial Term Loans and the February 2020 Amendment (each as defined in the First Lien Credit Agreement), including as to pricing and interest, tenor, rights of payment and prepayment and right of security.

Previously, on September 14, 2021, we entered into a definitive agreement to acquire Sizewise, a privately held manufacturer and distributor of specialty patient handling equipment, in a stock purchase transaction valued at $230 million. The Company completed the transaction on October 1, 2021.

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

Our diverse customer base includes over 9,000 active national, regional and local acute care hospitals, health system integrated delivery networks and alternate site providers (such as surgery centers, specialty hospitals, home care providers, long-term acute care hospitals and skilled nursing facilities). We serve the federal government as well as a number of city and state governments providing management and maintenance of emergency equipment stockpiles, and we are an outsourced service provider to medical device manufacturers supporting critical device remediation and repair services. We deliver our solutions through our nationwide network of over 100 service centers and 7 Centers of Excellence, among which we employ a team of more than 700 specialized biomed repair technicians, more than 3,000 field-based service operators who work onsite within customer facilities or in our local service centers, and over 200 field sales and account managers. Our fees are paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We deploy our solution offering across three primary service lines:

Equipment Solutions: Supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment, contracted directly with customers at approximately 7,000 U.S. acute care hospitals and alternate site facilities. We consistently achieve high customer satisfaction ratings by delivering patient-ready equipment within our contracted equipment delivery times and in response to our technical support and educational in-servicing for equipment within clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, supported by our comprehensive Quality Management System which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. Revenue attributable to Equipment Solutions represented 30% and 39% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and 31% and 39% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.

Clinical Engineering Services: Maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment and diagnostic imaging technology, through supplemental and fully outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. Our more than 700 technical repair staff flex in and out of customer facilities on an as-needed basis. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to Clinical Engineering Services represented 43% and 32% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and 38% and 35% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.

Onsite Managed Services: Comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and Integrated Delivery Networks (“IDNs”). Our more than 1,600 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit based training to ensure equipment is used and managed properly, overall optimizing day-to-day operations, adjusting for fluctuations in patient census and acuity and supporting better care outcomes. Revenue attributable to Onsite Managed Services represented 28% and 28% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and 30% and 26% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively.

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

We continue to monitor the evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the nature of this situation, we cannot reasonably estimate the future impacts of COVID-19 on our financial condition, results of operations or cash flows.

Although difficult to determine, we have estimated for the nine-month period ended September 30, 2021, that the overall favorable impact on revenue from COVID-19 was $19 million to $24 million.

Initial Public Offering

On April 22, 2021, our registration statement on Form S-1 (File No. 333-253947) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the New York Stock Exchange (“NYSE”) on April 23, 2021. Our IPO closed on April 27, 2021.

RESULTS OF OPERATIONS

The following discussion addresses:

●	our financial condition as of September 30, 2021; and
●	the results of operations for the three and nine-month periods ended September 30, 2021 and 2020.

This discussion should be read in conjunction with the consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in the Prospectus.

The following table provides information on the percentages of certain items of selected financial data compared to total revenue for the three and nine-month periods ended September 30, 2021 and 2020.

	Percent to Total Revenue		Percent to Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	60.6	61.7	59.4	64.3
Gross margin	39.4	38.3	40.6	35.7
Selling, general and administrative	28.6	36.8	30.1	32.3
Operating income	10.8	1.5	10.5	3.4
Loss on extinguishment of debt	—	—	1.4	—
Interest expense	4.1	7.0	5.4	8.3
Income (loss) before income taxes and noncontrolling interest	6.7	(5.5)	3.7	(4.9)
Income tax expense (benefit)	3.0	(0.3)	1.8	(1.0)
Consolidated net income (loss)	3.7%	(5.2)%	1.9%	(3.9)%

Consolidated Results of Operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Total Revenue

The following table presents revenue by service solution for the three months ended September 30, 2021 and 2020 (in thousands).

	Three Months Ended
	September 30,
	2021	2020	% Change
Equipment Solutions	$77,707	$76,629	1.4%
Clinical Engineering	111,614	62,739	77.9
Onsite Managed Services	73,103	55,353	32.1
Total Revenue	$262,424	$194,721	34.8%

Total revenue for the three months ended September 30, 2021 was $262.4 million, compared to $194.7 million for the three months ended September 30, 2020, an increase of $67.7 million or 34.8%. Equipment Solutions revenue increased 1.4% primarily driven by a one time equipment sale totaling approximately $5 million. Although difficult to determine, we have estimated that in the third quarter of 2020, the overall favorable impact from COVID-19 was approximately $11 million to $15 million. In the third quarter of 2021, we estimate that the overall favorable impact from COVID-19 was approximately $7 million to $10 million. Clinical Engineering revenue increased 77.9% due to continued strong growth as a result of our success in signing and implementing new business contracts over the last several quarters, the Northfield acquisition completed on March 19, 2021 and supplemental clinical engineering work related to the government contract entered into in the third quarter of 2020. Finally, our Onsite Managed Services revenue increased 32.1% with the majority of growth coming from a new contract signed in the third quarter of 2020 for the comprehensive maintenance and management services of medical ventilator equipment.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2021 was $159.0 million compared to $120.1 million for the three months ended September 30, 2020, an increase of $38.9 million or 32.4%. On a percentage of revenue basis, cost of revenue decreased from 61.7% of revenue in 2020 to 60.6% in 2021. The decline as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.

Gross Margin

Total gross margin for the three months ended September 30, 2021 was $103.4 million, or 39.4% of total revenue, compared to $74.6 million, or 38.3% of total revenue, for the three months ended September 30, 2020, an increase of $28.8 million or 38.6%. The increase in gross margin as a percentage of revenue was primarily impacted by favorable leverage from volume growth.

Selling, General and Administrative, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Three Months Ended
	September 30,
	2021	2020	Change	% Change
Selling, general and administrative	$75,052	$71,732	$3,320	4.6%
Interest expense	10,711	13,560	(2,849)	(21.0)

Selling, General and Administrative

Selling, general and administrative expense increased $3.3 million, or 4.6%, to $75.1 million for the quarter ended September 30, 2021 as compared to the same period of 2020. Selling, general and administrative expense as a percentage of total revenue was 28.6% and 36.8% for the quarter ended September 30, 2021 and 2020, respectively. The increase of $3.3 million was primarily due to the increases in costs and amortization expense related to the Northfield acquisition, offset by the decrease in the remeasurement of the tax receivable agreement of $9.6 million in 2020.

Interest Expense

Interest expense decreased $2.8 million to $10.7 million for the third quarter of 2021 as compared to the same period of 2020 primarily due to the repayment of our Second Lien Term Loan from the proceeds of the IPO.

Income Taxes

Income taxes were an expense of $7.9 million and a benefit of $0.6 million for the three months ended September 30, 2021 and 2020, respectively. The income tax expense for the three months ended September 30, 2021 was primarily related to the tax-effect of pre-tax income from operations plus addbacks for non-deductible transaction costs, non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and the remeasurement of the tax receivable agreement. The income tax benefit for the three months ended September 30, 2020 was due to the tax-effect of pre-tax loss from operations for the period and the remeasurement of the tax receivable agreement.

Consolidated Net Income (Loss)

Consolidated net income increased $19.8 million to $9.7 million in the third quarter of 2021 as compared to the same period of 2020. The increase in net income was impacted primarily by the increase in revenue.

Consolidated Results of Operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

Total Revenue

The following table presents revenue by service solution for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended
	September 30,
	2021	2020	% Change
Equipment Solutions	$232,319	$218,744	6.2%
Clinical Engineering	287,860	195,779	47.0
Onsite Managed Services	228,033	144,598	57.7
Total Revenue	$748,212	$559,121	33.8%

Total revenue for the nine months ended September 30, 2021 was $748.2 million, compared to $559.1 million for the nine months ended September 30, 2020, an increase of $189.1 million or 33.8%. Equipment Solutions revenue increased 6.2% primarily driven by increased demand for surgical equipment procedures and to a lesser extent a one time equipment sale totaling approximately $5 million. Although difficult to determine, we have estimated that for the first nine months of 2020, the overall favorable impact from COVID-19 was approximately $18 million to $25 million. In the first nine months of 2021, we estimate that the overall favorable impact from COVID-19 was $19 million to $24 million. Clinical Engineering revenue increased 47.0% due to continued strong growth as a result of our success in signing and implementing new business contracts over the last several quarters, the Northfield acquisition completed on March 19, 2021 and supplemental clinical engineering work related to the government contract entered into in the third quarter of 2020. Finally, our Onsite Managed Services revenue increased 57.7% with the majority of growth coming from a new contract signed in the third quarter of 2020 for the comprehensive maintenance and management services of medical ventilator equipment.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2021 was $444.3 million compared to $359.2 million for the nine months ended September 30, 2020, an increase of $85.1 million or 23.7%. On a percentage of revenue basis, cost of revenue decreased from 64.3% of revenue in 2020 to 59.4% in 2021. The decline as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.

Gross Margin

Total gross margin for the nine months ended September 30, 2021 was $303.9 million, or 40.6% of total revenue, compared to $199.9 million, or 35.7% of total revenue, for the nine months ended September 30, 2020, an increase of $104.0 million or 52.0%. The increase in gross margin as a percentage of revenue was primarily impacted by favorable leverage from volume growth.

Selling, General and Administrative, Loss on Extinguishment of Debt and Interest Expense

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change
Selling, general and administrative	$225,334	$180,838	$44,496	24.6%
Loss on extinguishment of debt	10,116	—	10,116	*
Interest expense	40,444	46,532	(6,088)	(13.1)

Selling, General and Administrative

Selling, general and administrative expense increased $44.5 million, or 24.6%, to $225.3 million for the nine months ended September 30, 2021 as compared to the same period of 2020. Selling, general and administrative expense as a percentage of total revenue was 30.1% and 32.3% for the nine months ended September 30, 2021 and 2020, respectively. The increase of $44.5 million was primarily due to the increases in costs and amortization expense related to the Northfield acquisition, the buyout fee related to the termination of the Advisory Service Agreement of $7.0 million and an increase in payroll related costs associated with the growth of our business.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the nine months ended September 30, 2021 consisted of the write-off of the unamortized deferred financing cost and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million related to the repayment of our Second Lien Term Loan in April 2021 with proceeds from the IPO and the write-off of the unamortized deferred financing cost of $0.3 million related to the amendment of our Revolving Credit Facility.

Interest Expense

Interest expense decreased $6.1 million to $40.4 million for the nine months ended 2021 as compared to the same period of 2020 primarily due to the repayment of our Second Lien Term Loan with proceeds from the IPO.

Income Taxes

Income taxes were an expense of $13.8 million and a benefit of $5.7 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense for the nine months ended September 30, 2021 is primarily due to the tax-effect of pre-tax income from operations plus addbacks for stock compensation, non-deductible transaction costs, nondeductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and the remeasurement of the tax receivable agreement. The income tax benefit for the nine months ended September 30, 2020 was due to the tax-effect of pre-tax loss from operations for the period, amended state income tax filings and the remeasurement of the tax receivable agreement.

Consolidated Net Income

Consolidated net income increased $36.0 million to $14.1 million for the nine months ended September 30, 2021 as compared to the same period of 2020. The increase in net income was impacted primarily by the increase in revenue.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $245.8 million and $162.2 million for the nine months ended September 30, 2021 and 2020, respectively. Adjusted EBITDA for the nine months ended September 30, 2021 was higher than in 2020 primarily due to the increase in revenue.

EBITDA is defined as earnings attributable to Agiliti, Inc. before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding non-cash share-based compensation expense, management fees and other non-recurring gains, expenses or losses, transaction costs, remeasurement of tax receivable agreement and loss on extinguishment of debt. In addition to using EBITDA and Adjusted EBITDA internally as measures of operational performance, we disclose them externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. We believe the investment community frequently uses EBITDA and Adjusted EBITDA in the evaluation of similarly situated companies. Adjusted EBITDA is also used by the Company as a factor to determine the total amount of incentive compensation to be awarded to executive officers and other employees. EBITDA and Adjusted EBITDA, however, are not measures of financial performance under GAAP and should not be considered as alternatives to, or more meaningful than, net income as measures of operating performance or to cash flows from operating, investing or financing activities or as measures of liquidity. Since EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying interpretations and calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not represent amounts of funds that are available for management’s discretionary use. EBITDA and Adjusted EBITDA presented below may not be the same as EBITDA and Adjusted

EBITDA calculations as defined in the First Lien Credit Facilities. A reconciliation of net income (loss) attributable to Agiliti, Inc. to Adjusted EBITDA is included below:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$14,023	$(22,008)
Interest expense	40,444	46,532
Income tax expense (benefit)	13,832	(5,678)
Depreciation and amortization	138,676	124,659
EBITDA	206,975	143,505
Non-cash share-based compensation expense	10,127	7,657
Management and other expenses (1)	7,626	(256)
Transaction costs (2)	6,440	1,699
Tax receivable agreement remeasurement	4,542	9,600
Loss on extinguishment of debt (3)	10,116	—
Adjusted EBITDA	$245,826	$162,205

Other Financial Data:
Net cash provided by operating activities	$138,413	$99,726
Net cash used in investing activities	(481,462)	(125,820)
Net cash provided by financing activities	260,257	75,562
(1)	Management and other expenses represent (a) management fees and buyout termination fee under the Advisory Services Agreement, which was terminated in connection with the initial public offering and (b) employee related non-recurring expenses.
(2)	Transaction costs represent costs associated with potential and completed mergers and acquisitions and are primarily related to the Northfield Acquisition for the nine months ended September 30, 2021.
(3)	Loss on extinguishment of debt consists of the write-off of the unamortized deferred financing costs and debt discount and an additional 1% redemption price related to the repayment of our Second Lien Term Loan and the write-off of the unamortized deferred financing cost related to the amendment of our Revolving Credit Facility.

SEASONALITY

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months. However, COVID-19 has impacted the seasonality of our business.

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

Net cash provided by operating activities was $138.4 and $99.7 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by operating activities during 2021 was favorably impacted by our improved financial performance.

Partially offsetting the increase in net cash provided by operating activities were the use of cash to pay accrued compensation related to our strong 2020 operating results and a reduction in accrued interest related to our lower debt and interest rates.

Net cash used in investing activities was $481.5 and $125.8 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in net cash used in investing activities was primarily due to the Northfield Acquisition completed in March 2021.

Net cash provided by financing activities was $260.3 and $75.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in net cash provided by financing activities during 2021 was primarily due to proceeds from issuance of common stock from the IPO, partially offset by repayment of the Second Lien Term Loan.

RECENT ACCOUNTING PRONOUNCEMENT

See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2021, we did not have any unconsolidated SPEs.

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, in our Prospectus and elsewhere in our filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of September 30, 2021, we had approximately $1061.6 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $535.4 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2021, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $5.4 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first nine months of 2021 average price of unleaded gasoline, assuming gasoline usage levels for the nine months ended September 30, 2021, would lead to an annual increase in fuel costs of approximately $0.5 million.

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

Other Market Risk

As of September 30, 2021, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Prospectus and under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, other than:

We may be unable to maintain existing contracts or contract terms or enter into new contracts with our customers.

Our revenue maintenance and growth depend, in part, on continuing contracts with customers, including through Group Purchasing Organizations (“GPOs”) and IDNs, with which certain of our customers are affiliated. In the past, we have been able to maintain and renew the majority of such contracts and expand the solutions we offer under such contracts. If we are unable to maintain our contracts, or if the GPOs or IDNs seek additional discounts or other more beneficial terms on behalf of their members, we may lose a portion or all of existing business with, or revenues from, customers that are members of such GPOs and IDNs. In addition, certain of our customers account for large portions of our revenue. From time to time, a single customer, depending on the current status and volumes of a number of separate contracts, may account for 10% or more of our total revenue. As a result, the actions of even a single customer can expose our business and operating results to greater volatility.

On July 21, 2020, we entered into a one-year agreement with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (“ASPR”) for the comprehensive maintenance and management services of medical ventilator equipment in exchange for up to $193.0 million in consideration throughout the duration of the agreement (the “HHS Agreement”). Subsequent to its initial term, the Company has continued to operate under a series of short-term extensions to the HHS Agreement while the federal government prepares to re-issue a public request for proposal for a formal contract renewal. The Company has no visibility into the timing of either the request for proposal or a formal contract award. Until such time that a formal contract renewal is executed with HHS and ASPR, the Company will continue to provide support for the maintenance, storage and deployment of these critical resources by use of short-term extensions. As a result, we expect that HHS and ASPR will continue to be our largest customer throughout the duration of any extensions to the HHS Agreement. Although we expect to have the opportunity to complete a request for proposal for continuing contracts with HHS following the expiration of any extensions to the HHS Agreement, to the extent the HHS Agreement or other contracts with significant customers are not renewed or are terminated, our revenue and operating results would be significantly impacted.

For the nine months ended September 30, 2021, approximately 19% of total revenue related to various contracts with HHS and ASPR.

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

Since June 30, 2021, we have issued the following unregistered securities:

●	In July 2021, we issued 28,152 shares of common stock in connection with the exercise of warrants. The issuance of these securities were exempt from registration in reliance upon Section 3(a)(9) of the Securities Act of 1933.

Item 6.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Agiliti, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 12, 2021).

3.2	Third Amended and Restated Bylaws of Agiliti, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 12, 2021).

10.1

Amendment No. 5, dated as of October 1, 2021, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. as holdings, the subsidiaries of the Borrower from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, including Exhibit B, which is a conformed copy of the First Lien Credit Agreement through Amendment No. 5 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2021).

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

Date: November 9, 2021

Agiliti, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)