Form 10-K
period 2021-12-31
AGILITI, INC. \DE
filed 2022-03-08
CIK 1749704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

or

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-40361

AGILITI, INC.

(Exact name of registrant as specified in its charter)

Delaware	6625 West 78th Street, Suite 300	83-1608463
(State or other jurisdiction of	Minneapolis, Minnesota 55439-2604	(I.R.S. Employer
incorporation or organization)	(Address of principal executive offices, including zip code)	Identification No.)

(952) 893-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	AGTI	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☒	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $694,928,895 based upon the closing price reported for such date on the New York Stock Exchange.

The number of shares of common stock, $0.0001 par value, outstanding as of February 28, 2022 was 131,121,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

AGILITI, INC.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

●	effects from political and policy changes that could limit our growth opportunities;
●	effects from the continued COVID-19 pandemic on our business and the economy;
●	our potential inability to maintain existing contracts or contract terms with, or enter into new contracts with, our customers;
●	cancellations by or disputes with customers;
●	our potential failure to maintain our reputation, including by protecting intellectual property;
●	effects of a global economic downturn on our customers and suppliers;
●	a decrease in our customers’ patient census or services;
●	competitive practices by our competitors that could cause us to lose market share, reduce our prices or increase our expenditures;
●	the bundling of products and services by our competitors, some of which we do not offer;
●	consolidation in the healthcare industry, which may lead to a reduction in the prices we charge;
●	adverse developments with supplier relationships;
●	the potential inability to change the manner in which healthcare providers traditionally procure medical equipment;
●	our potential inability to attract and retain key personnel;
●	our potential inability to make attractive acquisitions or successfully integrate acquire businesses;
●	impairment charges for goodwill or other long-lived assets;
●	an increase in expenses related to our pension plan;
●	the fluctuation of our cash flow;
●	credit risks relating to home care providers and nursing homes;
●	potential claims related to the medical equipment that we outsource and service;
●	the incurrence of costs that we cannot pass through to our customers;
●	a failure of our management information systems;
●	limitations inherent in all internal controls systems over financial reporting;
●	social unrest;
●	our failure to keep up with technological changes;
●	our failure to coordinate the management of our equipment;
●	challenges to our tax positions or changes in taxation laws;
●	litigation that may be costly to defend;
●	uncertainty surrounding healthcare reform initiatives;
●	federal privacy laws that may subject us to more stringent penalties;

●	our relationship with healthcare facilities and marketing practices that are subject to federal Anti-Kickback Statute and similar state laws;
●	our contracts with the federal government that subject us to additional oversight;
●	the impact of changes in third-party payor reimbursement for healthcare items and services on our customers’ ability to pay for our services;
●	the highly regulated environment our customers operate in; and
●	potential recall or obsolescence of our large fleet of medical equipment.

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and elsewhere in our filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1:  Business

Unless otherwise specified, the terms “we”, “our”, “us” and the “Company” refer to Agiliti, Inc. and, where appropriate, its consolidated subsidiaries. The term “THL” refers to Thomas H. Lee Partners, L.P., our principal stockholder, and the term “THL Stockholder” refers to THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P.

Our Mission

Agiliti, Inc. is an essential service provider to the U.S. healthcare industry with solutions that help support a more efficient, safe and sustainable healthcare delivery system. We ensure healthcare providers have the critical medical equipment they need to care for patients—wherever and whenever it’s needed—with a service model that helps lower costs, reduce waste and maintain the highest quality standard of medical device management in the industry. We are motivated by a belief that every interaction has the power to change a life, which forms the cornerstone of how we approach our work and frames the lens through which we view our responsibility to make a difference for the customers, patients and communities we serve.

Overview

We believe we are one of the leading experts in the manufacturing, management, maintenance and mobilization of mission-critical, regulated, reusable medical devices. We offer healthcare providers a comprehensive suite of medical equipment management and service solutions that help reduce capital and operating expenses, optimize medical equipment utilization, reduce waste, enhance staff productivity and bolster patient safety.

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.

In our more than 80 years of experience ensuring healthcare providers have high-quality, expertly maintained equipment to serve their patients, we’ve established a nationwide operating footprint that supports our offering. This at-scale, local market service and logistics infrastructure positions us to reach customers across the entire healthcare continuum—from individual facilities to the largest and most complex healthcare systems. Our ability to rapidly mobilize, track, repair and redeploy equipment during times of peak need or emergent events has made us a service provider of choice for city, state and the federal government in the management of emergency equipment stockpiles.

Our diverse customer base includes more than 9,000 national, regional and local acute care hospitals, health systems and integrated delivery networks and alternate site providers (such as surgery centers, specialty hospitals, home care providers, long-term acute care hospitals and skilled nursing facilities). We serve the federal government as well as a number of city and state governments providing management and maintenance of emergency equipment stockpiles, and we are an outsourced service provider to medical device manufacturers supporting critical device remediation and repair services. We deliver our solutions through our nationwide network of more than 150 service centers and seven ISO 13485 Certified Centers of Excellence, among which we employ a team of more than 700 specialized biomed repair technicians, more than 4,000 field-based service operators who work onsite within customer facilities or in our local service centers, and over 200 field sales and account managers. Our fees are primarily paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

Industry Challenges

The U.S. healthcare industry continues to face transformative pressure that affects how provider organizations conduct business and serve their patients. Across the healthcare system, providers face compounding financial and operational challenges, including cost pressure from payors, nursing and clinical staff shortages, rising costs of drugs and supplies, increasing regulatory oversight, and advances in medical technology that generally result in higher prices for newer equipment and a higher cost of managing that equipment over its lifecycle. Given there is little that providers can do to change external dynamics, there is increased focus on areas within their enterprise that they can control. In our experience, one area that most hospitals and health systems identify for operational and cost improvement is the management and maintenance of medical equipment.

Healthcare facilities have been shown to own large quantities of reusable capital equipment ranging from multi-million dollar highly technical devices (e.g. MRIs) to lower cost, high volume devices (e.g. infusion pumps) required for patient care, treatment and diagnosis. In our experience, providers often face challenges in managing their medical equipment inventory effectively. For example, hospitals typically utilize roughly 42% of their owned medical equipment inventory at any given time, yet caregivers report that they routinely lack access to readily available patient-ready equipment. Nurses report spending an average of 20 minutes per shift searching for equipment, and often less than 37% of their time on direct patient care. Operational silos that naturally occur among hospital departments create inadvertent breakdowns within equipment management workflows, from the administrators who order equipment, to the support staff who clean/reprocess and deliver the equipment, to the nurses and doctors who use the equipment.

Further, the repair and maintenance of this highly technical equipment continues to increase in complexity and cost. Over a period of 15 years from 1995 to 2010 there was a 62% increase in the number of medical devices per hospital bed and a 90% increase in costs related to maintaining this equipment (between 1995 and 2010). Given the increasingly complex nature of these devices and stringent regulatory mandates guiding their upkeep, specialized technical knowledge is required to repair and maintain them. Most healthcare facilities struggle to employ the in-house capabilities and resources needed to ensure timely, routine maintenance and rapid testing, repair and turnaround of their medical inventory which may impact time-to-therapy and patient safety, while driving up capital replacement costs on equipment that could have otherwise been kept operational with proper maintenance.

Finally, the healthcare system experiences seasonality in patient volumes, resulting in peak-need demand for specialized medical equipment (e.g. ventilators, specialty beds, infusion pumps). Given the common breakdowns in managing and maintaining their inventory during times of normal operation, hospitals face additional burden on equipment availability during times of peak need and will procure supplemental equipment through additional acquisition channels to fill this gap.

These challenges drive up significant costs and time delays within individual hospital facilities, but when multiplied across several hospitals and alternate site facilities within an integrated delivery network (“IDN”), the losses increase significantly. An average 2,500 bed IDN has been shown to waste more than $11 million annually on inefficient equipment maintenance and unnecessary capital purchases, while clinicians lose valuable patient time and productivity hours managing equipment needs.

These dynamics, supported by the following trends, further support the essential nature of our work:

Focus on reducing costs and increasing operational efficiency. Hospitals and other healthcare facilities continue to experience substantial pressure to conserve capital, reduce operating expenses and become more operationally efficient. We expect these pressures to continue in the future and believe that we will always be on the right side of healthcare reform. Our comprehensive, end-to-end solutions offer customers a way to realize costs savings while enhancing operational improvements for medical equipment access and availability, thereby improving their organizational efficiency and financial viability.

Demand for better patient safety and outcomes. Hospitals across the U.S. are focused on improving patient safety and outcomes, which includes efforts to minimize hospital-acquired conditions (e.g. infections, patient falls and pressure injuries) and increase nursing time at the patient bedside. Hospitals turn to us to assist them in managing their equipment in ways that have been shown to to help them to minimize these incidents and ensure equipment is available when and where it is needed for patient care, thereby improving patient safety and time to therapy, and supporting optimal patient outcomes.

Caregiver retention and satisfaction. Hospitals continue to experience pressure and risk related to nursing and other caregiver retention and job satisfaction pressures. According to reports from the World Health Organization, the United States is expected to have a nurse shortage of 500,000 nurses by 2025. Adding non-patient care duties, such as searching for, cleaning and managing equipment, adds to nurse workload and contributes to clinician dissatisfaction and turnover.

We expect that with these internal pressures, hospitals will increasingly turn to our programs to outsource healthcare technology management duties and related management processes to allow nurses more time to spend on patient care, resulting in improved job satisfaction.

Increased capital and operating expense pressures and regulatory compliance. Hospitals continue to experience restricted capital and operating budgets, while the cost and complexity of medical equipment increases. Furthermore, the increasing complexity and sophistication of medical equipment brings with it more recordkeeping requirements and regulatory scrutiny in its use and maintenance. We expect that hospitals will increasingly look to us to support the management and maintenance of their capital equipment inventory to achieve capital and operating expense savings, operating efficiencies and regulatory compliance.

Our Value Proposition

As a critical outsource partner to more than 9,000 U.S. healthcare customers, including most leading providers nationwide, we’ve tailored our solution offering and service model to address the unique challenges and opportunities we witness among our customers related to the effective management of medical equipment.

Our services help eliminate significant capital and operating costs associated with the ownership and lifecycle management of mission-critical medical equipment. In addition to optimizing use of providers’ owned equipment, we provide ready access and increase the on-patient utilization of supplemental medical equipment to address fluctuations in patient census and patient acuity. By partnering with Agiliti, providers have the benefits of:

Cost savings and lower total costs of equipment ownership

●	Increased utilization of both customer-owned and supplemental equipment
●	Lower overall total cost of equipment ownership by combining our solutions to solve challenges across the end-to-end equipment management process
●	Optimized management and logistics of provider-owned equipment through tracking, monitoring, reprocessing, maintaining, and ensuring equipment is safety-tested and redeployed for use
●	Reduced maintenance and repair costs through the use of our proprietary technology, flexible staffing models, parts pool, equipment capabilities and diverse skill mix of knowledgeable equipment technicians and our commitment to quality
●	Benefits of specialized technician labor to augment clinical biomed staff, having been shown to help reduce service costs and provide required technical proficiency to address more complex equipment types
●	Access to our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment
●	Assistance with capital planning, vendor management and regulatory compliance

More time to spend with patients and confidence in the availability of patient-ready medical equipment

●	Increased productivity and satisfaction among nursing staff achieved by eliminating certain non-clinical work tasks and saving an average 300-bed hospital over 28,000 caregiver hours annually, allowing more time to focus on patient care responsibilities
●	Improved time-to-therapy for patients at risk for falls, skin breakdown and bariatric safety by expediting delivery of therapeutic equipment direct to the patient room
●	Access to supplemental moveable medical equipment, surgical equipment and next generation technology without the expense of acquisition on a pay-per-procedure basis

Improved regulatory compliance, risk management and extended use life

●	Optimal maintenance intervals and parts replacement to extend equipment use life, reduce waste and lower obsolescence risk
●	Compliance with regulatory and recordkeeping requirements and adherence to manufacturers’ specifications on the reprocessing and maintenance of medical equipment
●	Equipment quality assurance through the use of our comprehensive quality management system (“QMS”) based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016
●	Risk mitigation and lower costs associated with product recalls or device modifications

Technical expertise and supplemental staffing to sustain optimal equipment workflow

●	Reduced administrative and time burdens on clinical staff related to managing and locating available equipment and coordinating among multiple vendors
●	Specialized technical and clinical specialists that directly interact with and work alongside customers to optimize equipment outsourcing solutions

Our Market Opportunities

We participate in a $14 billion U.S. medical equipment services market comprised of the services we offer through our onsite managed services, clinical engineering services and equipment solutions service lines. We believe that this market will grow at mid-single digits annually.

Per the Centers for Medicare and Medicaid Services (“CMS”), as of 2020, healthcare spending reached $4.1 trillion, or $12,530 per person and accounted for 19.7% of the U.S. GDP. Spending is expected to grow at an average annual rate of 5.4% from 2019-2028, due to secular tailwinds including an aging population, rising acuity, and prevalence of chronic conditions.

There is a fundamental shift in the needs of health systems, hospitals and alternate site providers to move from supplemental and peak need sourcing of medical equipment toward more comprehensive onsite inventory management and maintenance solutions. As healthcare facilities look to balance the challenge of providing better care at lower costs, they are more open to third party partnerships that outsource critical but non-core support functions. The move toward full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing and technology.

We believe there are several key macro trends that will drive increased demand for our products and services:

Favorable demographic trends. According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population. This segment is expected to grow to approximately 81 million individuals by 2040. This represents a 44% increase in the 65-and-older segment of the population over the next 20 years. As a result, over time, the number of patients and the volume of hospital admissions are expected to grow. The aging population and increasing life expectancy are driving demand for healthcare services.

Increase in chronic disease and obesity. According to the Center for Disease Control and Prevention (“CDC”), six in ten Americans live with at least one chronic disease, like heart disease and stroke, cancer, or diabetes. These conditions often require specialty equipment to support therapeutic intervention in inpatient and outpatient care settings. In addition, obesity in the U.S. increased to 42.4% of the population between 2017-2018, up from 30.5% in 2000 (CDC). This population demands greater access to specialty bariatric equipment to support care and minimize the incidence of injury during a hospital stay.

Increased mergers & acquisitions. We have seen that hospitals and healthcare systems continue to expand their covered network and acquire alternate care delivery settings in order to care for patient populations in the most cost-

effective way. In our experience, providers are increasingly seeking partners that provide comprehensive services and that can quickly adapt to changing health system infrastructure and growth. Working with one vendor that can operate at a nationwide and system-wide scale is attractive to cities, states, and IDNs who operate, manage, and maintain equipment inventories across multiple locations.

Centralizing shared services across the IDN. Health systems with duplicate services across multiple facilities in close proximity have an increased risk of unnecessary variation, greater costs, and suboptimal outcomes. Many health systems have centralized and consolidated non-clinical services as a shared service, including billing, reimbursement, supply chain, human resources, IT, etc. We have witnessed a growing trend among IDNs to centralize and consolidate equipment maintenance and logistics among member facilities. In our experience, because most health systems do not currently have the storage, technical or transportation resources for managing a shared equipment management function, they will seek third party support to optimize equipment utilization, redeploy equipment where needed and reduce overall equipment costs.

Increase in infection control risks. Infection control remains an essential priority for hospitals and health systems as a way to limit the spread of hospital-acquired infections. This has further escalated as a top priority due to the COVID-19 pandemic. Most focus in this area is around hand hygiene, the proper use of personal protective equipment (PPE) and the reprocessing and sterilization of critical and semi-critical medical devices (e.g. surgical instruments, endoscopes). Often overlooked is the reprocessing of non-critical medical devices, such as infusion pumps and ventilators, that are commonly touched by caregivers and patients. If not properly cleaned and sanitized between patient use, these devices can pose increased infection control risks. We expect an increase in demand of onsite equipment management programs to address proper reprocessing of these types of devices and help lower infection risks and allow clinicians to spend more time at the patient bedside and less time cleaning equipment.

Our Solutions

We provide a comprehensive offering for the manufacturing, management, maintenance and mobilization of critical medical devices, built on an integrated service platform. Our solutions help reduce the cost and complexity of acquiring, managing and maintaining medical equipment inventories. The integrated nature of our offerings within our end-to-end service framework ensures we maximize value to over 9,000 customers nationwide as we address more aspects of the equipment lifecycle continuum.

While customers may initially engage with us across one aspect of our service lines within this framework, we employ a variety of land-and-expand tactics to grow our relationships and customer share-of-wallet over time. These tactics include:

●	Gateway solutions which offer an entry point to the economic buyer and include peak needs equipment, surgical lasers and equipment, specialty beds and surfaces and supplemental clinical engineering services;
●	Vertical solutions which provide a deeper level of service with clinical offerings tailored to specific patient needs (e.g. bariatrics, wound management, falls management) and clinical engineering programs for broad equipment categories (general biomedical devices, diagnostic imaging equipment, surgical instruments);
●	Comprehensive, connected solutions through onsite managed services and outsourced clinical engineering services that connect previously fragmented customer workflow processes to drive operational efficiencies, realize improved clinician and equipment productivity, lower total cost of ownership, ensure regulatory compliance, reduce waste, improve time to therapy and allow customers to effectively lower costs; and
●	Comprehensive logistics, management and clinical engineering solutions that allow IDNs to manage equipment inventories across multiple locations, and supports city, state and federal government agencies in managing and maintaining equipment stockpiles.

We deploy our solution offering across three primary service lines:

On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and IDNs, with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. Our more than 1,600 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. Revenue attributable to such customers represented 29% of our total revenue for both the years ended December 31, 2021 and 2020.

Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With our outsourced offering, we assume full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We leverage more than 700 technical resources from our over 150 local market service centers and seven Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We use flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced services during peak workload. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers for the years ended December 31, 2021 and 2020 represented 37% and 33% of our total revenue, respectively.

Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with hospital systems and alternate site providers. We consistently achieve high customer satisfaction ratings, as evidenced by our Net Promotor Score ("NPS") of 55 for the year ended December 31, 2021, by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive QMS which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes. Revenue attributable to such customers for the years ended December 31, 2021 and 2020 represented 34% and 38% of our total revenue, respectively.

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

Because we work closely with customers to provide a long-term, value-based solution versus a product-based, transactional approach, they are motivated to expand their relationships with us over time. With approximately 75% white space within our current customers, we have demonstrated an ability to grow revenue up to 5-6x with existing customers as they move toward our full suite of highly complementary services. From the year ended December 31, 2015 to the year ended December 31, 2021, our top 50 customers that experienced the largest growth in revenue over the same period increased in revenue from an aggregate of approximately $22.2 million to approximately $135.4 million (with increases at each customer ranging from $1.2 million to $7.1 million and an average increase of $2.3 million, and with consistent growth across our three primary service lines), primarily driven by our efforts to expand our share of wallet within our existing customer base.

Further, the infrastructure and capabilities required to provide connected, responsive equipment lifecycle management is typically cost-prohibitive, even for large IDNs. Our nationwide network of clinical engineers, storage and repair facilities, vehicles and analytics tools gives us scale to provide cost-effective services for individual facilities, systems, regional IDNs, governments and device manufacturers.

Competitive Strengths

We believe our business model presents an attractive value proposition to our customers and that our comprehensive medical device management solutions and ability to work in partnership with and across Original Equipment Manufacturers (“OEMs”) as a device-agnostic service provider have contributed to our growth in recent years. Our unique framework for end-to-end medical equipment management, delivered through our nationwide service and logistics infrastructure, differentiates us in the marketplace and is without comparable peers. We believe our more than 80 years of experience, extensive employee base of trained technicians and our reputation for service excellence has earned us a leading position in our industry. We attribute our historical success to our:

Strong value proposition. With our focus and expertise in connected, end-to-end medical equipment management and service solutions, we offer a compelling customer value proposition. We believe that many of our customers have come to rely on our ability to respond quickly to their needs with reliable, high quality products and service expertise. We believe our ability to provide this level of service distinguishes us from our competitors. It also requires us to maintain inventories and infrastructure that we do not believe our competitors currently maintain. Our comprehensive solutions focus on helping customers:

●	lower total cost of device ownership by reducing capital and operating costs related to owning and managing medical equipment;
●	enhance operational productivity and staff satisfaction by ensuring equipment is available when and where needed; and
●	maintain high standards of quality and regulatory compliance related to medical equipment use, maintenance and end-of-life disposal.

Large, nationwide infrastructure. We have a broad and specialized nationwide staff, facility, and vehicle service network coupled with focused and customized operations at the local level. Our extensive network of service centers and Centers of Excellence and our 24-hours-a-day, 365 days-a-year service capabilities enable us to compete effectively for large, national contracts as well as drive growth regionally and locally.

We employ a number of technical, clinical and surgical specialists that engage directly with our customers to drive improved cost, efficiency and clinical outcomes. These include over 700 biomedical repair technicians, more than 4,000 field-based service operators, and over 200 field sales and account managers. Our specialized teams, large equipment fleet, and quality assurance programs have been built over 80 years serving provider customers and represent a significant investment in infrastructure over time. This places us in a unique and hard-to-replicate position with the scale to serve the most complex acute care hospitals, such as teaching, research or specialty institutions, that demand access to current and preferred technologies to meet the complex needs of their patients.

Proprietary software and asset management tools. We have used our more than 80 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools. These tools enable us to meet unique customer demands by supporting sophisticated onsite managed services that help drive cost efficiencies and equipment productivity for caregivers. We believe that our ongoing investment in new tools and technology will help continue to distinguish our offerings to the healthcare industry.

Commitment to quality. Class I and II medical devices are designed, manufactured, and distributed from our Sizewise manufacturing facilities. Each of the United States-based facilities that produce finished goods is registered with the FDA and follows strict quality guidelines in accordance with 21 CFR 820. The Hays, KS, Ellis, KS, and Corona, CA Sizewise manufacturing facilities are ISO 1385:2016 compliant, and the two Kansas facilities are certified by Intertek; the California facility is pending certification. A dedicated quality team oversees the Quality Management System (QMS) at these locations.

Agiliti also services and repairs medical devices manufactured by other OEMs. Third-party service providers like Agiliti are not required to register their sites with the FDA; therefore, there are no regulations that specifically apply to our maintenance of medical devices. We’ve made a commitment, however, to do the right thing for our customers and their patients by staffing a dedicated Quality team and implementing a QMS based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment to quality ensures that patient safety and risk management are at the center of every product decision, and that our equipment is serviced to the highest standards in the industry. Over 90 local market service centers, eight government service centers, and seven Centers of Excellence follow an ISO 13485:2016 ccertified QMS, and we have elected to hire outside independent accredited registrars to audit our quality system. British Standards Institute (“BSI”) has certified over 90 of our local market service centers, eight government service centers, and five of our Centers of Excellence to ISO 13485:2016, the remaining two Centers of Excellence are certified by Deutscher Kraftfahrzeug-Überwachungs-Verein e.V. (“Dekra”) and National Quality Assurance (“NQA”). We believe that ISO 13485:2016 provides the stringent guidelines specific to medical devices to ensure that our fleet of equipment, as well as the equipment we service, is maintained to the highest quality standards. Our commitment to quality extends to our exclusive use of OEM parts to repair FDA 510(k) registered medical devices that we own, whenever available. Implementing optimal maintenance intervals and parts replacement extends equipment use life, thereby reducing waste and lowering risk of obsolescence. We believe that our robust QMS policies set us apart in our industry from those who may use less stringent quality practices on the equipment they own or maintain.

Superior customer service. We believe we have a long-standing reputation among our customers for outstanding service and quality. This reputation is largely attributable to our strong customer service culture, which is continuously reinforced by management’s commitment to, and significant investment in, hiring and training resources. We strive to seamlessly integrate our employees and solutions into the operations of our customers. We believe that our aggressive focus on the overall customer experience has helped us achieve high customer satisfaction ratings, as evidenced by our NPS of 55 for the year ended December 31, 2021.

Low direct third-party payor reimbursement risk. Many healthcare providers rely on direct payment from patients or reimbursement from third-party payors. Our fees are primarily paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.2%, 0.3%, and 0.2% of total revenue for the years ended December 31, 2021, 2020, and 2019, respectively.

Values driven culture centered on doing the right thing for our many stakeholders. Our team operates on a set of shared aspirations that reflect the manner in which we approach our work and serve the needs of our customers, team members, shareholders and local communities. We believe these aspirations that underpin our culture, strategy and service model help contribute to a safer and more sustainable healthcare system and frame the cornerstone of our success:

WE ARE BUILDING THE PREMIER CLINICAL EQUIPMENT SERVICES COMPANY. We ensure clinicians have the equipment they need, when they need it, with the confidence it is maintained to the highest industry standards. We never waver from doing what is right for our customers, our team members, and our shareholders.

WE ARE ESSENTIAL TO CUSTOMERS. We are dependable, trusted advisors—steadfast in our commitments and ready to serve. We deliver a unique and valuable offering that helps customers improve their business and prioritize patient care.

WE ARE EMPOWERED AND ENGAGED. We lead by example, inspiring one another to be at our best, to be accountable, and to develop with purpose. We value our diversity, knowing different perspectives lead to better outcomes. We share a common drive to make a difference and take pride in being part of something bigger than ourselves.

WE ARE OPERATIONALLY EXCELLENT. We demonstrate a tireless commitment to quality, reliability, and continuous improvement. We demand of ourselves the highest degree of accuracy, efficiency and integrity in order to deliver exceptional service to our customers and their patients.

WE ARE CREATING A CATEGORY OF ONE. Together, we are building a highly differentiated service company that is the vendor of choice for customers and an employer of choice nationwide.

Highly engaged team. We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s development and to fostering a culture of diversity, inclusion, trust and transparency. Approximately 41% of our total work force is comprised of minorities and approximately 29% of our team members are female. Since 2018, we have consistently had an annual internal promotion rate of approximately 29%, compared to the national average of 8.9%, as reported by ADP Research Institute. We offer competitive compensation and benefits programs, and we ensure our team members share in the success of our business with a companywide annual bonus program and an Employee Stock Purchase Plan. We strive to ensure Agiliti is a place where our people are proud to work, and we achieve that by listening to feedback and taking active steps to improve. In 2021, we achieved a 77 employee engagement score rating, which places us nearing the extraordinary company benchmark according to third-party engagement indices.

Proven management team. Our diverse and industry leading management team brings decades of executive-level healthcare expertise from across the sector and has successfully supervised the development of our competitive strategy, continually enhanced and expanded our service and product offerings, reinforced our nationwide operating footprint and furthered our reputation as an industry leader in our category.

Key Elements of our Growth Strategy

Retain and expand existing customer relationships. While our overall market opportunity is large, there is also significant expansion opportunity within our existing customers. We currently have 25% wallet share within our existing contracted customers and have demonstrated the ability to grow our wallet share among existing customers by expanding the services we provide to them over time. From the year ended December 31, 2015 to the year ended December 31, 2021, our top 50 customers that experienced the largest growth in revenue over the same period increased in revenue from an aggregate of approximately $22.2 million to approximately $135.4 million (with increases at each customer ranging from $1.2 million to $7.1 million and an average increase of $2.3 million, and with consistent growth across our three primary service lines), primarily driven by our efforts to expand our share of wallet within our existing customer base.

Grow our customer base among customers that outsource. We believe there is a significant opportunity to further grow our business by winning new customer contracts within the $5.85 billion that is contracted annually for medical equipment management services in the U.S. This is less than half of the total addressable market and, due to increasing pressures that providers are facing, we expect outsourcing to significantly accelerate. As a leader in our industry, we believe we are poised to take advantage of this continued shift.

Grow our serviceable market by contracting with those that insource today. Currently, we estimate that $14 billion is spent annually in the U.S. for medical equipment services and functionality, but less than half of the total market is currently being outsourced to an equipment management service, while the rest is done in-house in facilities. We believe that as we reach additional potential customers with demonstrated value both in improved patient care and reduced costs, we can grow our total addressable market by contracting with new clients that were not previously outsourcing device management services. Further, this market is also experiencing tailwinds that make the total addressable market, the total contracted market, and our own contracts with ongoing customers poised to continue to expand. These tailwinds include increasing overall provider volumes, increasing use and complexity of medical devices, increasing outsourcing by hospitals, and additional factors that we believe will continue to drive growth.

Invest in complementary offerings that enhance customer relationships. As the medical device field becomes increasingly complex and the number of devices used per patient on average increases over time, we are constantly evaluating additional services and methods of approaching service delivery that increase value for our clients. As an example, this has recently taken the form of expanding our work with federal, state, and local governments to help them maintain and mobilize strategic stockpiles of ventilators and other critical medical equipment.

Opportunistically pursue accretive M&A. Due to our high and sustained value creation for customers and significant white space with existing customer relationships, we believe that pursuing opportunistic M&A will drive increasing returns through embedded customer relationships. From 2015-2021, we have successfully integrated nine acquisitions and will continue to opportunistically pursue additional inorganic growth.

Recent Acquisitions

Northfield Acquisition

On October 28, 2020, we entered into a stock purchase agreement to acquire 100% of the issued and outstanding capital stock of Northfield Medical (“Northfield Medical”) a nationwide provider of surgical equipment repair services for $475.0 million, subject to adjustments (the “Northfield Acquisition”). Northfield Medical provides service and repair of medical devices, specializing in the repair of endoscopes, surgical instruments and other operating room equipment. The acquisition closed on March 19, 2021.

Sizewise Acquisition

On September 14, 2021, we entered into a definitive agreement to acquire Sizewise Rentals, LLC (“Sizewise”), a privately held manufacturer and distributor of specialty patient handling equipment, in a stock purchase transaction valued at $230 million. (the “Sizewise Acquisition”). Sizewise is a leading manufacturer and provider of specialized bed frames, therapeutic surfaces and mobility equipment serving customers in the acute and post-acute care markets with products that address the needs of bariatric, geriatric, pediatric and standard patient populations. The Company completed the acquisition on October 1, 2021.

COVID-19 Update

COVID-19 has placed our customers, business, teams and communities in uncharted waters. We consider the impact of the pandemic on our business by evaluating the health of our operations, changes to our revenue outlook, and the degree to which perceptions of and need for Agiliti solutions have evolved during this unprecedented time. As demand for emergent acute care increases around the country and as the global pandemic highlights the importance of resilient supply chains and service networks, the importance of our services has been magnified. We are proud to have rapidly developed and deployed a response plan to ensure the safety of our team, while continuing to meet our customers’ evolving needs for patient-ready medical equipment when and where it was needed; notably, doing so without service interruptions.

We believe our value proposition now resonates with an even broader audience of customers as providers, IDNs and governments prepare for potential future surges in demand for acute care and the required equipment necessary to care for patients.

Specifically, during the COVID-19 pandemic, we have:

●	fully and rapidly deployed our fleet of medical devices and accessories across the U.S. to ensure they are reaching the maximum number of patients;
●	leveraged our logistics, inventory management, and maintenance/repair infrastructure to work with medical device brokers and manufacturers to make thousands of additional critical medical devices available to healthcare facilities;
●	deployed our local biomedical repair teams to augment teams at hospitals around the country to ensure their owned medical equipment remains fully operational and available for patient needs;
●	redeployed teams from our over 150 local service centers to support surge medical capacity in parks, gymnasiums, and hotel rooms across the country;
●	been awarded a new contract to leverage our unique scale and capabilities to manage the maintenance and field repair of the national strategic ventilator stockpile; we are likewise working with various state and municipal governments to manage and mobilize their centralized and local medical device stockpiles; and
●	prioritized the care and safety of our employees who are essential to helping our customers meet patient care needs. We committed to avoid COVID-19 related layoffs or furloughs and bridge the income of our team members with variable net pay for the duration of the pandemic. As many of our team members entered high-exposure environments each day, we ensured all had the necessary PPE, guidelines, training and support from the highest levels of the company. We provided 100% coverage for COVID-19 testing and telemedicine, extended short-term medical leave and disability coverage related to COVID-19, and granted additional time-off benefits for COVID-19 related needs, so that our teams were able to safely focus on our customers and their patients as we served alongside them in front-line response efforts.

Business Operations

Service Centers

As of December 31, 2021, we operated more than 150 local market service centers which allow us to provide our end-to-end healthcare technology management and service solutions to customers in virtually all markets throughout the United States. Each service center is responsible for supporting the equipment management needs of its local healthcare market across all sites of care. Each service center maintains an inventory of locally demanded equipment, parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a local service center can draw upon the resources of our other service centers. With access to more than a million owned or managed units of medical equipment (over 300,000 owned) available for customer use as of December 31, 2021, we believe we can most often obtain the necessary equipment within 24 hours.

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

Centers of Excellence

Our local market service center network is supported by seven strategically located Centers of Excellence. These centers focus on providing highly specialized clinical engineering service and support. The Centers of Excellence also provide overflow support, technical expertise, training programs and specialized service functions for our local service centers. All specialized depot work required by our manufacturer customers resides within these Centers of Excellence. Five of our Centers of Excellence are certified to ISO 13485:2016 by BSI as a quality commitment to our customers, while the remaining two are certified by Dekra and NQA.

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

Medical Equipment Fleet

We acquire, manufacture, or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, infusion therapy, newborn care, critical care, patient monitors, specialty beds and therapy surfaces (which includes fall management equipment, bariatrics equipment, pressure area management and wound therapy equipment, stretchers and wheelchairs) and surgical equipment. We believe we maintain one of the most technologically advanced and comprehensive equipment fleets in the industry, routinely acquiring new and certified pre-owned equipment to enhance our fleet. Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet. In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence. We generally do not enter into long-term fixed price contracts with suppliers of our equipment. As of December 31, 2021, we owned or managed more than a million units of medical equipment available for use by our customers of which over 300,000 were owned.

In 2021, our ten largest manufacturers of medical equipment supplied approximately 72% (measured in dollars spent) of our direct medical equipment purchases. In 2021, three of our largest medical equipment suppliers accounted for approximately 35% of our medical equipment purchases (measured in dollars spent).

Environmental, Social and Governance (ESG) Matters

Motivated by our belief that every interaction has the power to change a life, we are committed to making an impact through our work, managing ESG risks and opportunities, and shaping the long-term sustainability of our business. Our Nominating and Governance Committee has formal oversight of ESG related matters, and our executive team has responsibility for driving ESG strategy and reporting.

In 2021, we continued to enhance our ESG strategy by undertaking our first materiality assessment to identify the ESG topics most important to our business and to our stakeholders. Guided by these insights, we will continue to develop strategies to manage our most important ESG metrics and report on our progress over time.

For more information, please visit the ESG section of our Investor Relations site: https://investors.agilitihealth.com/esg/corporate-citizenship/default.aspx.

Human Capital

We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s training and development, and to open, two-way communication. Our culture is underpinned by our core belief, our Code of Conduct and our strong commitment to diversity, equity and inclusion.

As of December 31, 2021, we employed more than 5,000 employees throughout the United States including one location that is represented by a union. We believe we generally have good relations with our employees.

Talent Acquisition

Diversity and Inclusion: We foster a diverse company culture where all backgrounds and perspectives are welcomed, valued, and respected equally. As of 2021, ethnically diverse talent represents more than 40% of our workforce. Read more in our Equal Employment Opportunity & Affirmative Action policy.

Talent Development: We offer to our team members role-based and career development training covering a broad curriculum each year—from leadership development courses, to role-based skills development and high-touch onboarding experiences, we strive to offer the tools and resources our team members need to perform at their best and grow their careers. Roughly 30% of our positions are filled internally year over year and more than 60% of our leadership roles were filled internally in 2021. We enjoyed a 71% employee retention rate in 2021. In addition, we offer dynamic online training through our Quality Management System covering all dimensions of operations, safety, quality, and compliance across the company.

Engagement: We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s training and development and to fostering a culture of trust and transparency. We constantly strive to make Agiliti a place where people are proud to work, and we achieve that by listening to feedback and taking active steps to improve. In our most recent survey (2020), we achieved a 77 employee engagement score rating, which places us nearing the extraordinary company benchmark according to third party engagement indices.

Health & Safety

Compensation & Benefits: We ensure Agiliti is a safe place to work where team members feel supported and protected. We offer comprehensive health and wellness benefits and our team members are trained annually on safe work practices and procedures. Find more information in our policy on PTO during workplace infectious disease outbreaks and our COVID Flex Holiday policy.

Intellectual Property

We have registrations with the United States Patent and Trademark Office (“PTO”) for the following marks: Asset360® and BioMed360®; “Universal Hospital Services, Inc.,” ‘‘UHS®’’ and the UHS logo; “OnCare,” “Harmony,” “Quartet,” “Agiliti” and the Agiliti logo. Sizewise has registrations with the United States Patent and Trademark Office for the following marks: Carewise, Comfort Turn, Designed to Heal, Envy, Mighty Rest, Sapphire Series, Sizewise, and SW Low Boy. We have applications pending with the United States Patent and Trademark Office for the following marks: “Vityl.” United States service mark registrations are generally for a term of 10 years, renewable every 10 years if the mark is used in the regular course of business. Sizewise owns twelve issued patents and has two published patent applications pending with the PTO.

We have a domain name registration for agilitihealth.com, which serves as our main website. In 2011, we registered the domain name OnCareMedical.com featuring our OnCare™ sub-brand for patient handling products. In 2012, we registered UHSSurgicalServices.com. In 2016, we acquired resxray.com. In 2021, we acquired Sizewise.com.

We have developed a number of proprietary software programs to directly service or support our customers including “inCare™” which is a medical equipment inventory management system that allows us to track the location and usage of equipment we are managing at a customer’s location in our 360 Solutions. “MyAgiliti™” is our online ordering and reporting site which accesses our proprietary programs specifically designed to help customers meet medical equipment documentation and reporting needs under applicable regulations and standards, such as those promulgated by the FDA and The Joint Commission. Additionally, this tool provides detailed reporting on utilization, compliance, and analytics for management. “Vityl™” is our equipment maintenance and planning system which houses our work order system and assists in our customers regulatory compliance recordkeeping. “Scheduler™” is our web-based scheduling, tracking, reporting and physician preference system for Agiliti Surgical solutions. “inCommand™” encompasses the proprietary software tools that allow our employees to manage and maintain our extensive equipment fleet and serve our customers more effectively and efficiently. We primarily rely on trade secret, copyright and other similar laws for the protection of our proprietary software. Our employees who access such proprietary software sign confidentiality agreements and receive training on protecting the security of our data systems, and any independent contractors who assist with development of our proprietary software are required to sign non-disclosure and work product assignment agreements.

Marketing

We market our programs primarily through our direct sales force, which consisted of over 200 sales representatives as of December 31, 2021. We support our direct sales force with technical, clinical, surgical and financial specialists, who lead new business selling efforts to deliver comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.

Our sales force uses a structured and consistent process to target customers where we can deliver significant financial and operational value over time. Each sales team member is responsible for identifying and prioritizing customer opportunities in their territory through the use of segmentation tools and market intelligence, leading to short- and long-term sales pipelines balanced across our comprehensive solutions. The sales force then engages customers directly with insights and tailored solutions that address specific customer challenges while using tools to demonstrate financial and operational savings. Our goal with this approach is to help customers with their most pressing challenges first and measure their return on value for each solution. We then work to connect additional solutions that add incremental and synergistic value for our customers, leading to an end-to-end approach to medical equipment management. Each activity our sales force initiates is aligned to our customer’s buying process and is designed to move the opportunity quickly through the sales process. Every step in the process is documented in a customer relationship management CRM system, where we continually monitor and manage sales pipelines, balanced opportunity mix and sales forecasts.

The members of the sales force are compensated with a combination of base pay and variable incentive pay. The percentage of each individual’s overall compensation that is comprised of base pay versus variable incentive pay is dependent on the individual’s position. Sales force members whose primary responsibility is account management receive a higher percentage of base pay, while sales force members whose primary responsibility is the generation of new business receive a higher percentage of variable incentive pay. The actual variable incentive pay received by an individual is based on his or her achievement of certain performance metrics, including revenue, earnings and/or new business milestones.

We also market our end-to-end solutions through our website at www.agilitihealth.com and various social media and digital marketing channels, including a variety of trade publications and organizations with subscribers and members who are key decision makers for our solutions. In addition, we participate in numerous national and regional conventions where we interact with industry groups and opinion leaders. Information presented on our website is not incorporated by reference and should not be considered a part of this Reporting Statement.

In our marketing efforts, we primarily target key decision makers such as administrators, chief executive officers, chief financial officers, chief technology officers, chief medical officers and chief nursing officers as well as physicians, directors and managers of functional departments, such as supply chain, materials management, surgery, purchasing, pharmacy, biomedical services, and clinical engineering. We also promote comprehensive solutions to IDNs, hospitals, surgery centers, manufacturers and alternate site provider groups and associations.

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

Regulatory Matters

Regulation of Medical Equipment

Our customers are subject to documentation and safety reporting regulations and standards with respect to the medical equipment they use, including those established by the FDA, CMS and the National Fire Protection Association (“NFPA”). Various states and municipalities may also have similar regulations.

We monitor changes in regulations and standards to accommodate the needs of customers by providing specific product and manufacturer information upon request. Manufacturers of medical equipment are subject to regulation by agencies and organizations such as the FDA, Underwriters Laboratories and the NFPA. We believe that all medical equipment we outsource conforms to these regulations.

The Safe Medical Devices Act of 1990 (“SMDA”), which amended the Food, Drug and Cosmetic Act (“FDCA”), requires manufacturers, user facilities and importers of medical devices to report whenever they believe there is a probability that a medical device has caused or contributed to a death, illness, or injury. In addition, the SMDA requires the establishment and maintenance of adverse safety and effectiveness data and various other FDA reports. Manufacturers and importers are also required to report certain device malfunctions. We also work with our customers to assist them in meeting their reporting obligations under the FDCA, including those requirements added by the SMDA.

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold such licenses in 23 states. Some licensure regulations and statutes in additional states may apply to our activities. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, would be material to our liquidity, financial condition or results of operations.

In addition, we are required to provide information to manufacturers regarding the permanent disposal or any change in ownership of certain categories of medical outsourcing equipment. While we believe our medical equipment tracking systems are in compliance with these regulations, these regulations are subject to change and such changes could have an impact on how we conduct our business.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to certain covered entities, including health plans, healthcare clearinghouses and healthcare providers, as well as to business associates such as us. HIPAA regulations protect individually identifiable health information, including information in an electronic format, by, among other things, setting forth specific standards under which such information may be used and disclosed, providing patients’ rights to obtain and amend their health information, requiring notification to individuals, federal and state agencies and media outlets in the event of a breach of health information and establishing certain administrative requirements for covered entities. The HITECH Act created legal obligations for business associates and extended criminal and civil sanctions to business associates for violations of HIPAA requirements.

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

The Patient Protection and Affordable Care Act (the “Affordable Care Act”) (have and will result in significant reforms to the U.S. healthcare system and the structure of the healthcare provider delivery system. The Affordable Care Act calls for additional transparency around payments made by the pharmaceutical and medical device industries to doctors and teaching hospitals, which may include gifts, food, travel and speaking or consultancy fees. All U.S. manufacturers of drugs, devices, biologics or medical supplies, including distributors who hold title to such drugs, devices, biologics, or medical supplies, for which payment is available under government-funded health insurance programs (i.e., Medicare, Medicaid and the State Children’s Health Insurance Program) must report annually to the U.S. Department of Health and Human Services any payment or gift, which represents a “transfer of value,” to a physician or teaching hospital, including detailed information about the nature and value of remuneration provided, and the identity of the receiving physician or teaching hospital. Additionally, states may require manufacturers to report information that is not required or is exempted under the federal reporting requirements. For example, a state may require manufacturers to report advertising expenditures, loans of medical devices, in-kind gifts to charities and payments to other recipients, group purchasing organizations ("GPOs") and retailers. We identify applicable state reporting requirements as they become effective.

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly defined to include anything of value, including gifts, discounts, credit arrangements, and in-kind goods or services. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside the healthcare industry. Violations can result in imprisonment, civil or criminal fines or exclusion from Medicare, Medicaid and other governmental programs. Contracts with healthcare facilities and other marketing practices or transactions may implicate the Anti-Kickback Statute. We have attempted to structure our contracts and marketing practices to comply with the Anti-Kickback Statute along with providing training to our employees. However, we cannot ensure that we will not have to defend against alleged violations from private entities or that OIG or other authorities will not find that our practices violate the Anti-Kickback Statute.

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

Third-Party Reimbursement

Our fees are primarily paid directly by our customers rather than through direct reimbursement from third-party payors, such as Medicare or Medicaid. We do not bill the patient, the insurer or other third-party payors directly for services provided for hospital or alternate site provider inpatients or outpatients. Sometimes our customers are eligible to receive third-party reimbursement for our services. Consequently, the reimbursement policies of such third-party payors have a direct effect on the ability of healthcare providers to pay for our services and an indirect effect on our level of charges. Also, in certain circumstances, third-party payors may take regulatory or other action against service providers even though the service provider does not receive direct reimbursement from third-party payors.

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

Liability and Insurance

Our business entails the risk of claims related to the manufacturing, outsourcing, sale and service of medical equipment. In addition, our instruction of hospital and alternate site provider employees with respect to the use of equipment and our professional consulting services are sources of potential claims. We have not suffered a material loss due to a claim. However, any such claim, if made, could have a material adverse effect on our business. While we do not currently provide any services that require us to work directly with patients, expansion of services in the future could involve such activities and subject us to claims from patients.

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

Facilities

Our corporate headquarters are in Minneapolis, Minnesota, where we lease 55,197 square feet of office space as of December 31, 2021. We also have domestic offices in Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, Nevada, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Road Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin.

We lease all of our facilities. We believe that our facilities are adequate for our current needs and anticipate that suitable additional space will be readily available to accommodate any foreseeable expansion of our operations.

Our Principal Stockholder

 Thomas H. Lee Partners, L.P., our principal stockholder, is an affiliate of Thomas H. Lee Partners, L.P. (“THL”). THL is a premier private equity firm that invests in middle market growth companies, headquartered primarily in North America, exclusively in three sectors: Financial Services, Healthcare and Technology & Business Solutions. The firm couples its deep sector expertise with dedicated internal operating resources to transform and build great companies of lasting value in partnership with company management. Since 1974, THL has raised more than $25 billion of equity capital, invested in over 150 companies and completed more than 400 add-on acquisitions representing an aggregate enterprise value at acquisition of over $200 billion.

General Corporate Information

We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. Since the Business Combination (as defined below), we have been controlled by THL Agiliti LLC (“THL Stockholder”), an affiliate of THL. We completed our initial public offering (“IPO”) in April 2021.

Agiliti, Inc. was formed on August 1, 2018 in order to consummate a merger with Federal Street Acquisition Corp., a special purpose acquisition company affiliated with THL (“FSAC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2018 (the “A&R Merger Agreement”), by and among Agiliti, FSAC, Umpire SPAC Merger Sub, Inc., Umpire Cash Merger Sub, Inc., Agiliti Holdco, Inc. (“Agiliti Holdco”), solely in their capacities as Majority Stockholders, IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., solely in its capacity as the Stockholders’ Representative (as defined in the A&R Merger Agreement), IPC/UHS and, solely for the purposes stated therein, Umpire Equity Merger Sub, Inc. Pursuant to the A&R Merger Agreement, (i) FSAC became a wholly owned subsidiary of Agiliti and the holders of Class A common stock, par value $0.0001 per share, of FSAC (the “FSAC Class A Common Stock”) received shares of common stock, par value $0.0001 per share, of Agiliti (our “common stock”); and (ii) Agiliti Holdco became a wholly owned subsidiary of FSAC and the equityholders of Agiliti Holdco received cash and/or shares of our common stock and/or fully-vested options to purchase shares of our common stock as merger consideration (the transactions contemplated by the A&R Merger Agreement are referred to herein as the “Business Combination”).

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge at investors.agilitihealth.com/financials/sec-filings/default.aspx when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its corporate website www.agilitihealth.com, and its investor relations website, investors.agilitihealth.com/overview/default.aspx. This includes press releases and other information about financial performance, information on environmental, social and corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A:  Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Note Regarding Forward-looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Any of the following risks could have an adverse effect on our business, financial condition, operating results, or prospects and could cause the trading price of our common stock to decline, which would cause you to lose all or part of your investment. Our business, financial condition, operating results, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risk Factor Summary

Some of the principal risks related to our business include the following:

●	Political and policy changes could materially limit our growth opportunities.
●	The COVID-19 pandemic could materially and adversely affect our business, operating results, financial condition and prospects including the potential inflationary impact and supply chain disruption.
●	We may be unable to maintain existing contracts or contract terms or enter into new contracts with our customers. This risk is heightened as it relates to customers on whom we rely for a substantial portion of our revenue.
●	A substantial portion of our revenues come from customers with which we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenue we generate, thereby reducing our ability to operate and expand our business.
●	If we fail to maintain our reputation, including by adequately protecting our intellectual property, our sales and operating results may decline.
●	If our customers’ patient census or services decrease, the revenue generated by our business could decrease.
●	Our competitors may engage in significant competitive practices, which could cause us to lose market share, reduce prices or increase expenditures.
●	Consolidation in the healthcare industry may lead to a reduction in the prices we charge, thereby decreasing our revenue.
●	We have substantial indebtedness which may require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, and increase our vulnerability to general adverse economic, industry and competitive conditions.
●	If we are unable to fund our significant cash needs, including capital expenditures, we may be unable to expand our business as planned or to service our debt.
●	THL controls us, and its interests may conflict with yours or ours in the future.
●	We may fail to realize all of the anticipated benefits of our recent acquisitions, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses of our recent acquisitions.

Risks Related to Our Business and Industry

Political and policy changes could materially limit our growth opportunities.

Our business may be impacted by political and policy changes. Geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and uncertain expectations for the global economy. Additionally, political changes in the United States and elsewhere in the world have created a level of uncertainty in the markets. If the markets experience any economic slowdown, recession or prolonged stagnation, there may be a profound impact on the financial condition of our suppliers and our customers, resulting in a negative impact on our business, financial condition and results of operations.

Healthcare costs have risen significantly over the past decade. There have been and continue to be proposals by legislators, regulators and third-party payors to keep these costs down. Certain proposals, if passed, would impose limitations on the prices the Company will be able to charge for the Company’s products, or the amounts of reimbursement available for its products from governmental agencies or third-party payers. These limitations could have a material adverse effect on our financial position and results of operations. Changes in the healthcare industry in the U.S. and elsewhere could adversely affect the demand for our products as well as the way in which we conduct business. The 2010 Affordable Care Act provides that most individuals must have health insurance, establishes new regulations on health plans, and creates insurance pooling mechanisms and other expanded public health care measures. The Company anticipates that the healthcare reform legislation will further reduce Medicare spending on services provided by hospitals and other providers and further forms of sales or excise tax on the medical device sector. Various healthcare reform proposals have also emerged at the federal and state level. We cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for the Company’s products, reduce medical procedure volumes and may thereby materially adversely affect the Company’s business, financial condition and results of operations.

The COVID-19 pandemic could materially and adversely affect our business, operating results, financial condition and prospects.

We are closely monitoring the outbreak and spread of COVID-19 (and any evolutions thereof or related or associated epidemics, pandemics or disease outbreaks, “COVID-19”). COVID-19 has spread to many countries and has been declared by the World Health Organization to be a pandemic, resulting in action from federal, state and local governments that has significantly affected virtually all facets of the U.S. and global economies. The U.S. government has implemented enhanced screenings, quarantine requirements and travel restrictions in connection with the COVID-19 outbreak.

Our business may be more adversely impacted by the effects of COVID-19 in the future. We source equipment from different parts of the world that have been affected by the virus, which could have an adverse impact on our supply chain operations and ability for manufacturers to obtain materials needed to assemble the products we offer. Additionally, certain ancillary effects of the COVID-19 pandemic have arisen, including inflation in the U.S. and elsewhere as well as a tightening labor market. The current outbreak and continued spread of COVID-19 as well as the prolonged duration and severity of these ancillary effects could cause an economic slowdown and potentially lead to a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Given the significant economic uncertainty and volatility created by the COVID-19 pandemic, it is difficult to predict the nature and extent of impacts on demand for our products.

The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including, but not limited to, efficacy of vaccines and the the duration and spread of the outbreak, including new variants, and related travel advisories and restrictions, all of which are highly uncertain and cannot be predicted. Government shutdown orders or a change to our business classification as an “essential business” may result in a closure of operations for an uncertain duration impacting our business results. Preventing the effects from and responding to this market disruption or any other public health threat, related or otherwise, may further increase our costs of doing business and may have a material adverse effect on our business, financial condition and results of operations.

While we have taken steps to minimize the potential for COVID-19 exposure in the workplace, the potential for a COVID-19 outbreak within our facilities occurring and significantly disrupting operations remains possible. Increased infection rates in geographic locations in which we operate have the potential to result in disruptions to our operations at a greater rate than we currently experience.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings (including in-person sales activities), events and conferences and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, which could have an adverse effect on our operations. Similarly, work-from-home and other measures may lead to increased absenteeism or cause workplace disruption. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions.

The extent to which disruptions to the global supply chain, inflationary pressures, including the accompanying higher interest rates, and a tightening labor market will impact our operational and financial performance depends on the duration and severity of such factors and on our ability and the ability of various governments to combat and/or mitigate such pressures. Some of these economic factors have increased and may continue to increase our costs, and we may not be able to offset such increases. There may also be further impacts on our operational and financial performance if such trends continue.

Additionally, in response to the COVID-19 pandemic, the federal government and certain state and local governments have purchased significant amounts of medical equipment of the type we offer in our rental fleet. These purchases by federal, state and local governments of medical equipment that previously would have been rented may reduce the demand for our rental equipment.

The severity, magnitude and duration of the current COVID-19 pandemic and its ancillary effects are uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our reputation, sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may be unable to maintain existing contracts or contract terms or enter into new contracts with our customers.

Our revenue maintenance and growth depend, in part, on continuing contracts with customers, including through GPOs and IDNs, with which certain of our customers are affiliated. In the past, we have been able to maintain and renew the majority of such contracts and expand the solutions we offer under such contracts. If we are unable to maintain our contracts, or if the GPOs or IDNs seek additional discounts or other more beneficial terms on behalf of their members, we may lose a portion or all of existing business with, or revenue from, customers that are members of such GPOs and IDNs. In addition, certain of our customers account for large portions of our revenue. From time to time, a single customer, depending on the current status and volumes of a number of separate contracts, may account for 10% or more of our total revenue. As a result, the actions of even a single customer can expose our business and operating results to greater volatility.

On July 21, 2020, we entered into a one-year agreement with the U.S. Department of Health and Human Services’ (“HHS”) Office of Assistant Secretary for Preparedness and Response (“ASPR”) for the comprehensive maintenance and management services of medical ventilator equipment in exchange for up to $193.0 million (the “HHS Agreement”). Subsequent to its initial term, the Company has continued to operate under a series of short-term extensions to the HHS Agreement. For the year ended December 31, 2021, approximately 17% of total revenue related to various contracts with HHS and ASPR.

On February 28, 2022, the Company entered into a new 12-month sole source agreement (the “Agreement”) with HHS and ASPR to provide comprehensive ventilator and powered air purifying respirator (“PAPR”) systems management and maintenance services in connection with ongoing support and maintenance of the national stockpile. This Agreement replaces the Company’s prior agreements with HHS/ASPR that ran from July 21, 2020, to February 27, 2022, and is comprised of an initial 6-month base term, running from the period of February 28, 2022, to August 27, 2022, with a 6-month option term that will expire February 27, 2023.

The term of this new Agreement will allow adequate time for HHS/ASPR to compete a longer-term agreement for comprehensive ventilator and PAPR systems management and maintenance services without having a lapse in critical COVID-19 pandemic response needs. HHS/ASPR solicited, negotiated and awarded the Agreement to the Company pursuant to Federal Acquisition Regulation (“FAR”) 6.302-2 Unusual and Compelling Urgency. Due to the unusual and compelling urgency of this requirement, HHS/ASPR determined that the Company is the only vendor that can provide comprehensive ventilator and PAPR management and maintenance as interim services on an expedited basis. Services include immediately providing all capabilities, such as, but not limited to, expertise, record management, labor, material, equipment, properly licensed and secure facilities to meet all of the current federal, state and local regulatory compliance, meeting stringent security, temperature control to maintain medical equipment, maintenance and repair services for the Division of Strategic National Stockpile (“DSNS”) cache of 167,574 ventilators, ventilator kits and supplies in 36,110 pallet positions and 164,950 PAPRs in 2,504 pallet positions. HHS/ASPR concluded that a lapse in service would cause irreparable harm to the government and therefore that the Agreement is necessary. We expect that HHS and ASPR will continue to be our largest customer throughout the duration of the Agreement.

The term of the Agreement will allow for transition to the competitive contract when awarded. Agiliti fully intends to compete for such future contract award. Although we expect to have the opportunity to complete a request for proposal for continuing contracts with HHS following the expiration of the Agreement or any extension thereto, the federal government follows a comprehensive competitive bid process that can lengthen the time period for renewals or contract awards and we have no visibility into the the expected timing of any future requests for proposal or contract awards. To the extent the Agreement or other contracts with significant customers are not renewed or are terminated, or the timing of any such renewal is substantially delayed, our revenue and operating results would be significantly impacted.

A substantial portion of our revenue come from customers with which we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenue we generate, thereby reducing our ability to operate and expand our business.

For the year ended December 31, 2021, approximately 59% of our total revenue was derived from customers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members. The remaining 41% of revenue was derived from customers that contract with us directly. Our customers are generally not obligated to outsource our equipment under long-term commitments. The short-term services we provide could be terminated by the customer without notice or payment of any termination fee. A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans. In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could have a material adverse impact on our ability to operate and expand our business.

If we fail to maintain our reputation, including by adequately protecting our intellectual property, our sales and operating results may decline.

We believe our continued success depends on our ability to maintain and grow the value of our brand. Brand value is based in large part on perceptions of subjective qualities. Even isolated incidents can erode the trust and confidence of our customers and damage the strength of our brand, if such incidents result in adverse publicity or litigation. Challenges or reactions to action (or inaction) or perceived action (or inaction), by us on issues such as social policies, compliance related to social, product, labor and environmental standards or other sensitive topics, and any perceived lack of transparency about such matters, could harm our reputation. The increasing use of social media platforms and online forums may increase the chance that an adverse event could negatively affect the reputation of our brands. The online dissemination of negative information about our brand, including inaccurate information, could harm our reputation, business, competitive advantage and goodwill. Damage to our reputation could result in declines in customer loyalty and sales, relationships with our suppliers, business development opportunities, divert attention and resources from management, including by requiring responses to inquiries or additional regulatory scrutiny, and otherwise materially adversely affect our results. Any failure to offer and maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could similarly adversely affect our reputation, our ability to sell our products and services, and in turn our business, financial condition and results of operations. In addition, we are currently implementing a new information technology business systems platform. The implementation process could result in systemwide delays or failure. Because we depend on information technology systems to operate our business, failure or delay of any or all information technology systems could impact our ability to operate and meet customer demand, resulting in reputational harm.

Further, our ability to protect our brand depends in part on our ability to protect our confidential information, including unpatented know-how, technology and other proprietary information, maintaining, defending and enforcing our intellectual property rights. We rely on our agreements with our customers, non-disclosure and confidentiality agreements with employees and third parties, and our trademarks and copyrights to protect our intellectual property rights. However, any of these parties may breach such agreements and disclose our proprietary information, and we may not be able to obtain adequate remedies for such breaches. In addition, third parties may allege that our products and services, or the conduct of our business, infringe, misappropriate or otherwise violate such third party’s intellectual property rights. Moreover, although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property of any third parties, including such individual’s former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management. Furthermore, any of our trademarks may be challenged, opposed, infringed, cancelled, circumvented or declared generic, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks, which we need in order to maintain name recognition by potential collaborators or clients in our markets of interest.

A global economic downturn could adversely affect our customers and suppliers or have new, additional adverse effects on them, which could have further adverse effects on our operating results and financial position.

We believe our customers could be adversely affected by further global economic downturn. The impact of further downturn on our customers may result in, among other things, a decreased number of patients our customers serve at any time (which we refer to as “patient census”), decreased number of non-essential patient services, increased uncompensated care and bad debt, increased difficulty obtaining financing on favorable terms and tighter capital and operating budgets. Many of our customers depend on investment income to supplement inadequate third-party payor reimbursement. Further disruption in the capital and credit markets could adversely affect the value of many investments, reducing our customers’ ability to access cash reserves to fund their operations. If economic conditions worsen, our customers may seek to further reduce their costs and may be unable to pay for our solutions, resulting in reduced orders, slower payment cycles, increased bad debt and customer bankruptcies.

Our suppliers also may be negatively impacted by further economic downturn and tighter capital and credit markets. If our key suppliers experience financial difficulty and are unable to deliver to us the equipment we require, we could be forced to seek alternative sources of medical equipment or to purchase equipment on less favorable terms, or we could be unable to fulfill our requirements. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to customers on a timely and cost-effective basis (e.g., supply chain issues arising out of the COVID-19 pandemic). Any of these occurrences, all of which are out of our control, could have a material adverse effect on our financial condition.

If our customers’ patient census or services decrease, the revenue generated by our business could decrease.

Our operating results are dependent in part on the amount and types of equipment necessary to service our customers’ needs, which are heavily influenced by patient census and the services those patients receive. At times of lower patient census, our customers have a decreased need for our services on a supplemental or peak needs basis. During severe economic downturns, the number of hospital admissions and inpatient surgeries declines as consumers reduce their use of non-essential healthcare services. Our operating results can also vary depending on the timing and severity of the cold and flu season, local, regional or national epidemics and the impact of national catastrophes, as well as other factors affecting patient census and service demand.

Our competitors may engage in significant competitive practices, which could cause us to lose market share, reduce prices or increase expenditures.

Our competitors may engage in competitive practices that could cause us to lose market share, reduce our prices, or increase our expenditures. For example, competitors may sell significant amounts of surplus equipment or sell capital equipment at a lower gross margin to obtain the future repeat sales of disposables for a higher gross margin, thereby decreasing the demand for our equipment solutions. Our competitors also may choose to offer their products and services to customers on a combined or bundled basis with reduced prices, and if we are unable to offer comparable products or prices, we may experience reduced demand for our solutions. Additionally, the overall market for our services is very competitive and our competitors often compete by lowering prices, thus impacting our ability to maintain our gross margins. Any actions we may be required to take as a result of increased competitive pressure, including decreasing our prices, renegotiating contracts with customers on more favorable terms or increasing our sales and marketing expenses, could have a material adverse effect on our business, financial condition and results of operations.

Consolidation in the healthcare industry may lead to a reduction in the prices we charge, thereby decreasing our revenue.

Numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb rising healthcare costs, in addition to other economic factors, have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become, and will likely continue to become, more intense. In addition, competitive bidding also emphasizes the importance of relationships with both the payors and others in the space that impact reimbursement of our clients and customers. All of this in turn has resulted, and will likely continue to result in, greater pricing pressures and the exclusion of certain suppliers from various market segments as GPOs, IDNs, and large single accounts continue to use their market power to consolidate purchasing decisions for some of our existing and prospective customers. We expect the market demand, government regulation, and third-party reimbursement policies, among other potential factors, will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and prospective customers, which may reduce competition among our existing and prospective customers, exert further downward pressure on the prices of our implants and may adversely impact our business, financial condition or results of operations.

We have relationships with certain key medical equipment manufacturers and suppliers, and adverse developments concerning these manufacturers or suppliers could delay our ability to procure equipment or provide certain services or increase our cost of purchasing equipment.

We purchased medical equipment from over 100 manufacturers in 2021, ten of which accounted for approximately 72% of our direct medical equipment purchases in 2021. Additionally, we purchase repair parts, supplies and disposables from medical equipment manufacturers and suppliers that are necessary to our business. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or repair parts or to purchase such equipment or repair parts on less favorable terms. A delay in procuring equipment or repair parts or an increase in our cost to purchase equipment or repair parts could limit our ability to provide equipment and/or services to our customers on a timely and cost-effective basis. In addition, if we do not have access to certain parts, or if manufacturers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.

If we are unable to change the manner in which healthcare providers traditionally procure medical equipment, we may not be able to achieve significant revenue growth.

We believe the direct purchase or capital lease of medical equipment, and self-management of that equipment, by hospitals and alternate site providers significantly competes with our solution offerings. Many hospitals and alternate site providers view equipment rental primarily as a means of meeting short-term or peak supplemental needs, rather than as a long-term, effective and cost-efficient alternative to purchasing or leasing equipment. Many healthcare providers may continue to purchase or lease a substantial portion of their medical equipment and to manage and maintain it on their own. If we are unable to influence healthcare providers to increase the proportion of medical equipment they rent rather than purchase, our ability to achieve significant revenue growth will be materially impaired.

We depend on key personnel and our inability to attract and retain key personnel could harm our business.

Our financial performance is dependent in significant part on our ability to hire, develop and retain key personnel, including our senior executives, sales professionals, sales specialists, hospital management employees and other qualified workers. We have experienced and will continue to experience intense competition for these resources. The loss of the services of one or more of our senior executives or other key personnel could significantly undermine our management expertise, key relationships with customers and suppliers, and our ability to provide efficient, quality healthcare solutions, which would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.

From time to time, we may evaluate acquisition candidates or other strategic relationships within the healthcare industry that may strategically fit our business objectives, as opportunistic acquisitions are part of our growth strategy. However, there is no guarantee we will be able to identify attractive acquisition opportunities. In the event we are able to identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms. We may not be successful in acquiring other businesses, and the businesses we do acquire in the future may not ultimately produce returns that justify our related investment.

Acquisitions may involve numerous risks, including:

●	difficulties assimilating personnel and integrating distinct business cultures;
●	diversion of management’s time and resources from existing operations;
●	potential loss of key employees or customers of acquired companies;
●	exposure to unforeseen liabilities of acquired companies; and
●	liabilities that may exceed indemnification caps provided in acquisition agreements.

We may fail to realize all of the anticipated benefits of our recent acquisitions or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses of our recent acquisitions.

The success of our acquisitions of the businesses of Northfield Medical and Sizewise (collectively “our recent acquisitions”) will depend, in part, on our ability to integrate the businesses of Northfield Medical and Sizewise in an effective and efficient manner, which is a complex, costly and time-consuming process. The integration process may disrupt business and, if we are unable to successfully integrate the businesses of Northfield Medical and/or Sizewise, we could fail to realize the anticipated benefits of our recent acquisitions. The failure to meet the challenges involved in the integration process and realize the anticipated benefits of our recent acquisitions could cause an interruption of, or a loss of momentum in, our operations and could have a material adverse effect on our business, financial condition and results of operations.

In addition, the integration of Northfield Medical and Sizewise may result in material unanticipated challenges, expenses, liabilities, competitive responses and losses of customers and other business relationships. Additional integration challenges may include:

●	diversion of management’s attention to integration matters;
●	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from our recent acquisition;
●	difficulties in the integration of operations and systems;
●	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
●	difficulties in the assimilation of employees;
●	difficulties in managing the expanded operations of a materially larger and more complex company;
●	challenges in attracting and retaining key personnel; and
●	the impact of potential liabilities we may be inheriting from Northfield Medical and/or Sizewise.

Many of these factors are outside of our control and could result in increased costs, decreases in the amount of anticipated revenue and diversion of management’s time and energy, each of which could adversely affect our business, financial condition and results of operations.

In addition, even if the integration of the businesses of Northfield Medical and Sizewise is successful, we may not realize all of the anticipated benefits of our recent acquisitions, including the synergies, cost savings, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frames, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in earnings per share, decrease or delay the expected accretive effect of the transaction and negatively impact the price of shares of our common stock. As a result, it cannot be assured that our recent acquisitions will result in the realization of the anticipated benefits and potential synergies.

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

Our cash flow fluctuates during the year.

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

A portion of our revenue is derived from home care providers and nursing homes, and these healthcare providers may pose additional credit risks.

Our nursing home and home care customers may pose additional credit risks since they are generally less financially sound than hospitals. In addition, such cost pressures have increased due to temporary and permanent closure of nursing homes and home care agencies caused by the spread of COVID-19. These customers continue to face cost pressures. We may incur losses in the future due to the credit risks, including potential bankruptcy filings, associated with any of these customers.

Our business entails the risk of claims related to the medical equipment that we outsource and service. We may not have adequate insurance to cover a claim, and it may be more expensive or difficult for us to obtain adequate insurance in the future.

We may be liable for claims related to the manufacture or use of our medical equipment or to our maintenance or repair of a customer’s medical equipment. Any such claims, if made and upheld, could make our business more expensive to operate and therefore less profitable. We may be subject to claims exceeding our insurance coverage or we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage. If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. In addition, litigation relating to a claim could adversely affect our existing and potential customer relationships, create adverse public relations and divert management’s time and resources from the operation of the business.

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

We depend on our management information systems to actively manage our medical equipment fleet, control capital spending and provide fleet information, including equipment usage history, condition and availability of our medical equipment. These functions enhance our ability to optimize fleet utilization and redeployment. The inability of our management information systems to operate as we anticipate could damage our reputation with our customers, disrupt our business or result in, among other things, decreased revenue and increased overhead costs. Any such failure could harm our business and results of operations. Our results of operations could be adversely affected if these systems, or our customers’ access to them, are interrupted, damaged by unforeseen events, cyber security incidents or other actions of third parties, or fail for any extended period of time. In addition, data security breaches could adversely impact our operations, results of operations or our ability to satisfy legal requirements, including those related to patient-identifiable health information.

There are inherent limitations in all internal control systems over financial reporting, and misstatements due to error or fraud may occur and not be detected.

While we have taken actions designed to address compliance with the internal control over financial reporting and disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC implementing these requirements, there are inherent limitations in our ability to control all circumstances. We do not expect that our internal control over financial reporting and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as our growth or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Social unrest may materially and adversely impact our business.

We have over 150 offices located in cities across the country, and such social unrest could materially affect the ability of certain of these offices to operate. Prolonged disruptions because of such social unrest in the markets in which we operate could disrupt our relationships with customers, employees and referral sources located in affected areas and, in the case of our corporate office, our ability to provide administrative support services, including billing and collection services. Future civil insurrection, social unrest, protests, looting, strikes or street demonstrations may adversely affect our reputation, business and consolidated financial condition, results of operations and cash flows.

If we do not respond to technological changes, our products and services could become obsolete, and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of the technology that forms part of our service offering. The healthcare industry is rapidly changing, and if competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing products and services and our systems and our proprietary software may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our products, services and systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

If we do not successfully coordinate the management of our equipment, we could lose sales.

Our business requires that we coordinate the management of our equipment over a significant geographic range. If we do not successfully coordinate the timely and efficient management of our equipment (for example, if equipment is lost, missing or misplaced), our costs may increase, we may experience a build-up or shortage in inventory, we may not be able to deliver sufficient quantities to meet customer demand and we could lose sales, each of which could seriously harm our business.

Challenges to our tax positions, the interpretation and application of recent U.S. tax legislation or other changes in taxation of our operations could harm our business, revenue and financial results.

We operate in a number of tax jurisdictions, including at the U.S. federal, state and local levels, and we therefore are subject to review and potential audit by tax authorities in these various jurisdictions. Significant judgment is required in determining our provision for income taxes and other tax liabilities, and tax authorities may disagree with tax positions we take and challenge our tax positions. Successful unilateral or multi-jurisdictional actions by various tax authorities, including in the context of our current or future corporate operating structure and third-party and intercompany arrangements, may increase our effective tax rate, result in additional taxes or other costs or have other material consequences, which could harm our business, revenue and financial results. Our effective tax rate may also change from year to year or vary materially from our expectations based on changes or uncertainties in the mix of activities and income allocated or earned among various jurisdictions, changes in tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material) and the valuation of deferred tax assets and liabilities.

We may from time to time be subject to litigation, which may be extremely costly to defend, could result in substantial judgment or settlement costs or subject us to other remedies.

We are currently not a party to any material legal proceedings. From time to time, however, we may be involved in various legal proceedings, including, but not limited to, actions relating to breach of contract, employment-related proceedings, anti-competition-related matters and intellectual property infringement, misappropriation or other violation. Claims may be expensive to defend, may divert management’s time away from our operations, and may impact the availability and premiums of our liability insurance coverage, regardless of whether they are meritorious or ultimately lead to a judgment against us. We cannot assure you that we will be able to successfully defend or resolve any current or future litigation matters, in which case those litigation matters could have a material and adverse effect on our business, financial condition, operating results, cash flows, and prospects.

Risks Related to HealthCare and Other Legal Regulation Affecting Us

Uncertainty surrounding healthcare reform initiatives remains. Depending on the scope, form, and implementation of final healthcare reform legislation, our business may be adversely affected.

The healthcare industry is undergoing significant change. In March 2010, the Congress adopted and President Obama signed into law the Affordable Care Act. The Affordable Care Act increased the number of Americans with health insurance and employer mandates and subsidies offered to lower income individuals. While the increase in coverage could translate into increased utilization of our products and services, healthcare reform and political uncertainty have historically resulted in changes in how our customers purchase our services and have adversely affected our revenue. In addition to healthcare reform, Medicare, Medicaid and managed care organizations, such as health maintenance organizations and preferred provider organizations, traditional indemnity insurers and third-party administrators are under increasing pressure to control costs and limit utilization, while improving quality and healthcare outcomes. Provider revenue per service may decline with reductions in Medicare and Medicaid reimbursement. Furthermore, the implementation of the Affordable Care Act may impose changes in healthcare delivery, reimbursement, operations or record keeping that are not compatible with our current offerings, which could force us to incur additional compliance costs. So far, starting in 2013, our business, along with that of some of our suppliers and customers that are manufacturers, came under direct regulation of the Open Payments Law, specifically the Physician Payments Sunshine Act. The Open Payments Law requires the annual reporting and publishing of all transfers of value to physicians and teaching hospitals to give greater transparency to financial relationships between manufacturers, physicians and teaching hospitals. Federal and state governments also continue to enact and consider various legislative and regulatory proposals that could materially impact certain aspects of the healthcare system. We cannot predict with certainty what additional healthcare initiatives, if any, will be implemented at the federal or state levels or what the ultimate effect of federal healthcare reform (including, but not limited to, the Affordable Care Act) or any future legislation or regulation will have on our operating results or financial condition. We cannot predict with any certainty the result of proposed regulation in the healthcare space, such as the Department of Health and Human Services initiative to accelerate a transformation of the healthcare system, with a focus on removing “unnecessary obstacles” to coordinated care (the “Sprint to Coordinated Care”). Finally, we cannot quantify the repeal of the individual mandate, effective in 2019, under the Affordable Care Act, nor can we predict with any certainty the impact of the composition of the U.S. Supreme Court on our business model, prospects, financial condition or results of operations.

We are subject to federal and state privacy and data security laws and regulations in connection with our collection and use of personal information, including recently enacted amendments to federal privacy laws which make us subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our customers’ patients.

HIPAA regulations apply national standards for some types of electronic health information transactions and the data elements used in those transactions to ensure the integrity, security and confidentiality of health information and standards to protect the privacy of individually identifiable health information businesses receive, maintain or transmit. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH Act”) expanded the scope of the privacy and security requirements under HIPAA and increased penalties for violations to “Business Associates” such as Agiliti Health, who are required to comply with certain of the HIPAA privacy standards and are required to implement administrative, physical and technical security standards. In addition, the HITECH Act enacted federal breach notification rules requiring notification to affected individuals and the Department of Health and Human Services (and in some cases, relevant media outlets) whenever a breach of protected health information occurs. In addition, the HIPAA rules now involve increased penalties, including mandatory penalties for “willful neglect” violations, starting at $100 per violation subject to a cap of $1.5 million for violations of the same standard in a single calendar year. To meet these requirements, as well as the requirements of other federal laws and regulations governing the collection and use of personal information, we may need to expend additional capital, software development and other resources, including to modify our products and services. Furthermore, our failure to maintain confidentiality of sensitive protected health information or other personal information in accordance with the applicable regulatory requirements could damage our reputation and expose us to claims, fines and penalties. Our operations could also be negatively impacted by a violation of the HIPAA privacy or security rules or any other applicable privacy or data security law.

Many states in which we operate also have state laws that protect the privacy and security of confidential, protected health information or other personal information that have similar or even more protection than the federal provisions. State attorneys general are also authorized to enforce federal HIPAA privacy and security rules. Furthermore, state data breach notification laws continue to expand the type of protected health information and other personal information they encompass, and in many cases are more burdensome than the HIPAA/HITECH breach reporting requirements. Some state laws impose fines and penalties upon violators in addition to allowing a private right of action to sue for damages for those who believe their protected health information or other personal information has been misused.

Our relationships with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute and similar state laws.

Although we do not receive a significant amount of direct reimbursement from the U.S. federal government in the normal course of our business, we are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly defined to include anything of value, including gifts, discounts, credit arrangements, and in-kind goods or services. Certain federal courts have held that the Anti-Kickback Law can be violated if “one purpose” of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside the healthcare industry. Violations can result in imprisonment, civil or criminal fines or exclusion from Medicare, Medicaid and other governmental programs. The Office of Inspector General (“OIG”) issued a series of safe harbors that if met will help assure healthcare providers and other parties will not be prosecuted under the Anti-Kickback Law. Contracts with healthcare facilities and other marketing practices or transactions may implicate the Anti-Kickback Statute. We have attempted to structure our contracts and marketing practices to comply with the Anti-Kickback Statute along with providing training to our employees. However, we cannot ensure that we will not have to defend against alleged violations from private entities or that OIG or other authorities will not find that our practices violate the Anti-Kickback Statute.

Our contracts with the federal government subject us to additional oversight.

On July 21, 2020 we entered into the HHS Agreement for the comprehensive maintenance and management services of medical ventilator equipment in exchange for up to $193.0 million. Since entering into this contract, the U.S. government has been our largest customer. In addition to the HHS Agreement, we have other agreements with the U.S. government. For the year ended December 31, 2021, we derived approximately 17% of our revenue from multiple contracts with agencies of the federal government. As such, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations, by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings. In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions.

For example, the U.S. government may terminate any of our government contracts and subcontracts either at its convenience or for default based on our performance, which may result in a loss. In addition, as funds are typically appropriated on a fiscal year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, occasionally programs do not have sufficient funds appropriated to cover the termination costs were the government to terminate them for convenience. Under such circumstances, the U.S. government could assert that it is not required to appropriate additional funding.

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, the U.S. government could terminate a prime contract under which we are a subcontractor, notwithstanding the quality of our services as a subcontractor. In the case of termination for default, the U.S. government could make claims to reduce the contract value or recover its procurement costs and could assess other special penalties.

Additionally, the U.S. government may not exercise an option period for various reasons, or, alternatively, the U.S. government may exercise option periods, even for contracts for which it is expected that our costs may exceed the contract price or ceiling.

U.S. government agencies routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, its cost structure, its business systems and compliance with applicable laws, regulations and standards. The U.S. government has the ability to decrease or withhold certain payments when it deems systems subject to its review to be inadequate. Additionally, any costs found to be misclassified may be subject to repayment.

Changes in third-party payor reimbursement for healthcare items and services, as well as economic hardships faced by other parties from which our customers obtain funding, may affect our customers’ ability to pay for our services, which could cause us to reduce our prices or adversely affect our ability to collect payments.

Most of our customers are healthcare providers that pay us directly for the services we deliver, and these customers rely on third-party payor reimbursement for a substantial portion of their operating revenue. Third-party payors include government payors like Medicare and Medicaid and private payors like insurance companies and managed care organizations. Third-party payors continue to engage in widespread efforts to control healthcare costs. Their cost containment initiatives include efforts to control utilization of services and limit reimbursement amounts. Reimbursement limitations can take many forms, including discounts, non-payment for certain care (for example, care associated with certain hospital-acquired conditions) and fixed payment rates for particular treatment modalities or plans, regardless of the provider’s actual costs in caring for a patient. Reimbursement policies have a direct effect on our customers’ ability to pay us for our services and an indirect effect on the prices we charge. Ongoing concerns about rising healthcare costs may cause more restrictive reimbursement policies to be implemented in the future. Restrictions on the amounts or manner of reimbursements or funding to healthcare providers may affect the financial strength of our customers and the amount our customers are able to pay for our solutions.

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

The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While the majority of these regulations do not directly apply to us, there are some that do, including the FDCA and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the Food and Drug Administration (“FDA”) expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state requirements, we are currently licensed in 23 states and may be required to obtain additional licenses, permits and registrations as state requirements change. Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.

Our success depends on the ability to service medical equipment safely and effectively. We are required to comply with the Food and Drug Administration Reauthorization Act (“FDARA”), which requires us to evaluate quality, safety and effectiveness of medical devices with respect to servicing. Our quality management system has not been fully extended to all of our programs and services, and the lack of controls may result in issues related to compliance and patient safety. In addition, our suppliers may not be able to fulfill service or product commitments, resulting in delays or failure to repair medical devices, and our manufacturers may be reluctant to provide the service manuals, training, equipment or parts needed to repair medical devices. The use of inadequate or substandard parts during the repair of medical devices may also result in the inoperability of medical equipment and malfunction that results in harm to patients and employees.

In addition to the FDCA, FDARA and state licensing requirements, we are impacted by federal and state laws and regulations aimed at protecting the privacy of individually identifiable protected health information, among other things, and detecting and preventing fraud, abuse and waste with respect to federal and state healthcare programs. Some of these laws and regulations apply directly to us. Additionally, many of our customers require us to abide by their policies relating to patient privacy, state and federal anti-kickback acts, and state and federal false claim acts and whistleblower protections. Since the Affordable Care Act provides for further oversight over and detection of fraud and abuse activities, we expect many of our customers to continue to require us to abide by such policies.

Given that our industry is heavily regulated, we may be subject to additional regulatory requirements. If our operations are found to be in violation of any governmental regulations to which we, or our customers, are subject, we may be subject to the applicable penalty associated with the violation. While we believe that our practices materially comply with applicable state and federal requirements, the requirements might be interpreted in a manner inconsistent with our interpretation. Also, if we are found to have violated certain federal or state laws or regulations regarding Medicare, Medicaid or other governmental funding sources, we could be subject to fines and possible exclusion from participation in federal and state healthcare programs. Penalties, damages, fines, or curtailment of our operations could significantly increase our cost of doing business, leading to difficulty generating sufficient income to support our business.

In addition, although our business is not currently extensively regulated under healthcare laws, we are subject to certain regulatory requirements that continue to come under greater scrutiny and regulation. Our customers are subject to direct regulation under the Federal False Claims Act, the Stark Law, the Anti-Kickback Statute, rules and regulations of the Centers for Medicare and Medicaid Services (“CMS”) and other federal and state healthcare laws and regulations. Promulgation of new laws and regulations, or changes in or re-interpretations of existing laws or regulations as they relate to our customers and our business, could affect our business, operating results or financial condition. Our operations may be negatively impacted if we have to comply with additional complex government regulations.

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

Risks Related to Our Indebtedness

We have substantial indebtedness.

As of December 31, 2021, we had approximately $1.2 billion in borrowings outstanding under our First Lien Term Loan Facility (as defined herein) (together with the Revolving Credit Facility (as defined herein), the “Credit Facilities”), respectively, and $8.0 million of letters of credit outstanding under our Revolving Credit Facility.

This is a significant amount of indebtedness which could have important consequences. For example, it could:

●	make it more difficult for us to satisfy our debt obligations;
●	increase our vulnerability to general adverse economic, industry and competitive conditions;
●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	place us at a competitive disadvantage compared to our competitors that have less indebtedness;
●	limit our ability to borrow additional funds;
●	limit our ability to make investments in technology and infrastructure improvements; and
●	limit our ability to make significant acquisitions.

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

We require substantial cash to operate our healthcare technology solutions and service our debt. Our healthcare technology solutions require us to invest a significant amount of cash in medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our Credit Facilities or other financing sources, we may not be able to grow as currently planned. We currently expect that over the next 12 months, we will make net investments of approximately $85 to $95 million in new and pre-owned medical equipment, leasehold improvements and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth, the number of on-site managed solution signings, and any significant changes in customer contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the credit agreements governing our credit facilities.

Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred, we have had a history of net losses. If we consistently incur net losses, it could result in our inability to finance our business in the future. We had net income of $24.0 million for the year ended December 31 2021, We had a net loss of $22.5 million, $31.4 million and $3.9 million for the year ended December 31, 2020, the period from January 4 through December 31, 2019, and the period from January 1 through January 3, 2019, respectively. Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited. If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.

We may not be able to obtain funding on acceptable terms or at all as a result of the credit and capital markets. Thus, we may be unable to expand our business or to service our debt.

Depending on the global financial markets and economic conditions, the cost of raising money in the debt and equity capital markets may increase while the availability of funds from those markets may diminish. Without adequate funding, we may be unable to execute our growth strategy, complete future acquisitions, or take advantage of other business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenue and results of operations.

Risks Related to Ownership of our Securities

THL controls us, and its interests may conflict with ours or yours in the future.

For so long as the THL Stockholder continues to own a significant portion of our stock, THL will be able to significantly influence the composition of our board of directors (our “Board”), including the approval of actions requiring shareholder approval. Accordingly, for such period of time, THL will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the THL Stockholder continues to own a significant percentage of our stock, THL will be able to cause or prevent a change of control of us or a change in the composition of our Board and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In connection with our IPO, we entered into an amended and restated director nomination agreement (the “director nomination agreement”) with the THL Stockholder whereby, so long as the THL Stockholder beneficially owns at least 5% of our common stock then outstanding, the THL Stockholder has the right to designate: (i) all of the nominees for election to our Board for so long as the THL Stockholder beneficially owns 40% or more of the total number of shares of our common stock beneficially owned by the THL Stockholder upon completion of our IPO, as adjusted for any reorganization, recapitalization, stock dividend, stock split, reverse stock split or similar changes in our capitalization (the “Original Amount”); (ii) a number of directors (rounded up to the nearest whole number) equal to 40% of the total directors for so long as the THL Stockholder beneficially owns at least 30% and less than 40% of the Original Amount; (iii) a number of directors (rounded up to the nearest whole number) equal to 30% of the total directors for so long as the THL Stockholder beneficially owns at least 20% and less than 30% of the Original Amount; (iv) a number of directors (rounded up to the nearest whole number) equal to 20% of the total directors for so long as beneficially owns at least 10% and less than 20% of the Original Amount; and (v) one director for so long as the THL Stockholder beneficially owns at least 5% and less than 10% of the Original Amount. In each case, the THL Stockholder’s nominees must comply with applicable law and stock exchange rules. In addition, the THL Stockholder shall be entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of the director’s term regardless of the THL Stockholder’s beneficial ownership at such time. The THL Stockholder shall also have the right to have its designees participate on committees of our Board proportionate to its stock ownership, subject to compliance with applicable law and stock exchange rules. The director nomination agreement will also prohibit us from increasing or decreasing the size of our Board without the prior written consent of the THL Stockholder. This agreement will terminate at such time as the THL Stockholder owns less than 5% of the Original Amount.

THL and its affiliates engage in a broad spectrum of activities, including investments in the information and business services industry generally. In the ordinary course of their business activities, THL and its affiliates may engage in activities where their interests conflict with our interests or those of our other shareholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. Our certificate of incorporation provides that none of THL, any of its affiliates or any director who is not employed by us (including any non-employee director who serves as one of our officers in both his director and officer capacities) or its affiliates will have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. THL also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition,

THL may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, we qualify for, and may in the future rely on, exemptions from certain corporate governance requirements. As such, you may not have the same protections as those afforded to shareholders of companies that are subject to such governance requirements.

THL Stockholder controls a majority of the voting power of our outstanding common stock. As a result, we are “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

●	the requirement that a majority of our Board consist of independent directors;
●	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
●	the requirement that we have a compensation, nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	the requirement for an annual performance evaluation of the compensation, nominating and governance committee.

We do not currently rely on these exemptions but may choose to do so in the future. As a result, we may not have a majority of independent directors on our Board and our Compensation Committee and Nominating and Governance Committee may not consist entirely of independent directors and our Compensation Committee and Nominating and Governance Committee may not be subject to annual performance evaluations. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NYSE.

An active, liquid trading market for our common stock may not develop, which may limit your ability to sell your shares.

Our IPO occurred in April 2021. Therefore, there has been a public market for our common stock for a short period of time. Although we have listed our common stock on the NYSE under the symbol “AGTI,” an active trading market for our common stock may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline below the public offering price, and you may not be able to sell your shares of our common stock at or above the price you paid for our shares, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies by using our shares as consideration.

Operating as a public company requires us to incur substantial costs and requires substantial management attention.

As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the Nasdaq Global Select Market. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and could have a material adversely effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop may become inadequate because of changes in the conditions in our business, including increased complexity resulting from acquisitions or business expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

We expect our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our common stock.

Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

In addition to the THL Stockholder’s beneficial ownership of 75% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:

●	these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
●	these provisions provide for a classified board of directors with staggered three-year terms;
●	these provisions provide that, at any time when the THL Stockholder beneficially owns, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
●	these provisions prohibit shareholder action by written consent from and after the date on which the THL Stockholder beneficially owns, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;
●	these provisions provide that for as long as the THL Stockholder beneficially owns, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders require the affirmative vote of a majority in voting power of the outstanding shares of our stock and at any time when the THL Stockholder beneficially owns, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders requires the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
●	these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when the THL Stockholder beneficially owns, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure do not apply to it.

Our certificate of incorporation contains a provision that provides us with protections similar to Section 203 of the DGCL, and prevents us from engaging in a business combination with a person (excluding THL and any of its direct or indirect transferees and any group as to which such persons are a party) who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless Board or shareholder approval is obtained prior to the acquisition. These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take other corporate actions you desire, including actions that you may deem advantageous, or negatively affect the trading price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our shareholders to replace current members of our management team.

These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for shareholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by our then-current Board, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our certificate of incorporation, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of fiduciary duty owed by, or other wrongdoing by, any of our directors, officers or other employees or agents to us or our shareholders, or a claim of aiding and abetting any such breach of fiduciary duty, (3) any action asserting a claim against us or any director, officer, employee or agent of the Company arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws, (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, (5) any action asserting a claim against us or any director, officer, employee or agent governed by the internal affairs doctrine or (6) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL; provided that for the avoidance of doubt, the forum selection provision that identifies the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation, including any “derivative action”, does not apply to suits to enforce a duty or liability created by Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our certificate of incorporation further provides that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the provisions of our certificate of incorporation described above. The forum selection clause in our certificate of incorporation may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

Our operating results and stock price may be volatile, and the market price of our common stock may drop below the price you paid for our common stock.

Our quarterly operating results are likely to fluctuate in the future. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including the factors mentioned throughout this section.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We currently have 131,121,028 outstanding shares of common stock based on the number of shares outstanding as of February 28, 2022. The market price of our stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.

Because we have no current plans to pay regular cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We do not currently pay any regular cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under the credit agreements governing our credit facilities. Therefore, any return on investment in our common stock is solely dependent upon the appreciation of the price of our common stock on the open market, which may not occur.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

ITEM 1B:  Unresolved Staff Comments

None.

ITEM 2:  Properties

As of December 31, 2021, we operated approximately 150 full-service service centers nationwide, seven Centers of Excellence and four manufacturing facilities, all of which are leased. The average square footage of our non-corporate locations is approximately 17,000 square feet. Our corporate office is located at a 55,197 square foot leased facility in a suburb of Minneapolis, Minnesota.

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

PART II

ITEM 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Common Stock

Our common stock has been listed on the New York Stock Exchange under the symbol "AGTI" since April 23, 2021.

Dividend Policy

We have not historically paid dividends and do not intend to pay any dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may deem relevant.

Holders of our Common Stock

As of February 28, 2022, there were approximately 15 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021, except as previously reported

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Agiliti, Inc. under the Securities Act, or the Exchange Act.

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index, (“S&P 500”), S&P Mid-Cap Index (“S&P Mid-Cap”), and the S&P 500 Healthcare & Services Index (“S&P Healthcare Index”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 23, 2021, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2021. The returns shown are based on historical results and are not intended to suggest future performance.

	2021
Index	Apr. 23	Jun. 30	Sep. 30	Dec. 31
Agiliti, Inc.	$100	$156	$136	$165
S&P 500 Health Care (Sector)	100	103	104	115
S&P Mid Cap 400	100	100	98	105

ITEM 6:  Selected Financial Data

[Reserved]

ITEM 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements as well as in Part I, Item 1A, “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Unless otherwise specified, the terms “we”, “our”, “us” and the “Company” refer to Agiliti, Inc. and, where appropriate, its consolidated subsidiaries.

Overview

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

In our more than 80 years of experience ensuring healthcare providers have high-quality, expertly maintained equipment to serve their patients, we’ve built an at-scale, strong nationwide operating footprint. This service and logistics infrastructure positions us to reach customers across the entire healthcare continuum—from individual facilities to the largest and most complex healthcare systems. Likewise, our ability to rapidly mobilize, track, repair and redeploy equipment during times of peak need or emergent events has made us a service provider of choice for city, state and federal governments to manage emergency equipment stockpiles.

Trends and Uncertainties Affecting our Business

Our expected results may not be achieved and actual results may differ materially from our expectations. This may be a result of various trends and uncertainties, including, but not limited to:

●	the status of the economy, including supply chain delays affecting our medical equipment manufacturers and the labor shortage;
●	the status of capital markets, including prevailing interest rates;
●	changes in financing terms;
●	fluctuating census and patient acuity;
●	promulgation of new safety laws and regulations, or changes in or re-interpretations of existing safety laws and regulations with respect to the medical equipment our customers use;
●	acquisitions, both the successful integration of recent acquisitions and completion of future attractive acquisitions;
●	re-negotiations of contracts critical to our revenue;
●	changes in federal, state and local legislation, including healthcare and tax reformation; and
●	the duration, spread and severity of the COVID-19 outbreak.

We regularly monitor the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.

Impact of COVID-19 on our Business

Health and Safety

From the earliest signs of the outbreak, we have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted safety measures in all of our sites, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present to perform their work, suspending travel, implementing temperature checks at the entrances to our facilities, extensively and frequently disinfecting our workspaces and providing masks to those employees who must be physically present. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Operations

As a result of the COVID-19 pandemic, governmental authorities have implemented and are continuing to implement numerous and constantly evolving measures to try to contain the virus, such as travel bans and restrictions, limits on gatherings, quarantines, shelter-in-place orders and business shutdowns. Measures providing for business shutdowns generally exclude certain essential services, and those essential services commonly include critical infrastructure and the businesses that support that critical infrastructure. While all of our facilities currently remain operational, these measures have impacted and may further impact our workforce and operations, as well as those of our customers, vendors and suppliers. In connection with the COVID-19 pandemic, we have experienced limited absenteeism from those employees who are required to be on-site to perform their jobs, and we do not currently expect that our operations will be adversely affected by significant absenteeism.

Liquidity

Although there is uncertainty related to the impact of the recent COVID-19, including new variants, on our future results, we believe our business model, our current cash reserves and available borrowings under our Revolving Credit Facility leave us well-positioned to manage our business through this crisis. We believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months and the foreseeable future.

We continue to monitor the rapidly evolving situation and guidance from federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future.

Principles of Consolidation

The consolidated financial statements present the consolidated financial information for Agiliti and its subsidiaries and the consolidated financial information for Agiliti Health, Inc. for the period of January 1 through January 3, 2019. Agiliti is the successor of Agiliti Health, Inc. for financial reporting purposes. In addition, in accordance with guidance issued by the Financial Accounting Standards Board, we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies referred to in Note 13, Principles of Consolidation to our audited consolidated financial statements for the year ended December 31, 2021, as we effectively receive the majority of the benefits from such entities and we provide equipment lease guarantees for such entities.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make decisions that impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of relevant circumstances, historical experience and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.

Some of our critical accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting policies and estimates include the following:

●	revenue recognition;
●	fair value measurements in business combinations; and
●	valuation of long-lived assets, including goodwill and definite-lived intangible assets.

Revenue Recognition

We recognize revenue when we satisfy performance obligations by transferring promised goods or services to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services.

Customer arrangements typically have multiple performance obligations to provide equipment solutions, clinical engineering and/or on-site equipment managed services on a per use and/or over time basis. Consideration paid by the customer for each performance obligation is billed within the month the service is performed, and contractual prices are established within our customer arrangements that are representative of the stand-alone selling price. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that we collect from a customer, are excluded from revenue. Our performance obligations that are satisfied at a point in time are recognized when the service is performed or equipment is delivered to the customer. For certain performance obligations satisfied over time, we use a straight-line method to recognize revenue ratably over the contract period, as this coincides with our stand-ready performance obligation under the contract.

Business Combinations

We account for the acquisition of a business in accordance with the accounting standards codification guidance for business combinations, whereby the total consideration transferred is allocated to the assets acquired and liabilities assumed, including amounts attributable to non-controlling interests, when applicable, based on their respective estimated fair values as of the date of acquisition. Goodwill represents the excess of consideration transferred over the estimated fair value of the net assets acquired in a business combination.

Assigning estimated fair values to the assets acquired and liabilities assumed requires the use of significant estimates, judgments, inputs and assumptions regarding the fair value of the assets and liabilities. Such significant estimates, judgments, inputs and assumptions may include, but would not be limited to, selection of an appropriate valuation model, applying an appropriate discount rate, assumptions related to projected financial information and estimates of customer attrition.

Recoverability and Valuation of Long-Lived Assets Including Goodwill and Indefinite Lived Intangible Assets

For long-lived assets and definite lived intangible assets, impairment is evaluated when a triggering event is indicated. If there is an indication of impairment, an evaluation of undiscounted cash flow versus carrying value is conducted. If necessary, an impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying value. This evaluation is conducted at the lowest level of identifiable cash flows. Our amortizable intangible assets consist of customer relationships and non-compete agreements. For property and equipment, primarily movable medical equipment, we continuously monitor individual makes and models for potential triggering events such as product recalls or technological obsolescence.

For goodwill we review for impairment annually at the reporting unit level and upon the occurrence of certain events that might indicate the asset may be impaired. A qualitative review is conducted to determine whether it is more likely than not that the fair value is less than its carrying amount. If it is determined that it is more likely than not that the carrying value is greater than the fair value of the asset, a quantitative impairment test is performed. We then review goodwill for impairment by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We operate under one reporting unit and do not aggregate any components into our one reporting unit. There are no known trends or uncertainties that we reasonably expect will have an unfavorable impact on revenue or income from operations. We have not performed a quantitative impairment test since January 4, 2019, the date of the Business Combination, in which the balance sheet was fair valued.

Adjusted EBITDA

EBITDA is defined as earnings attributable to Agiliti, Inc. before interest expense, income taxes, depreciation and amortization. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as EBITDA excluding non-cash share-based compensation expense, management fees and other non-recurring gains, expenses or losses, transaction costs, remeasurement of tax receivable agreement and loss on extinguishment of debt. In addition to using EBITDA and Adjusted EBITDA internally as measures of operational performance, we disclose them externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. We believe the investment community frequently uses EBITDA and Adjusted EBITDA in the evaluation of similarly situated companies. Adjusted EBITDA is also used by the Company as a factor to determine the total amount of incentive compensation to be awarded to executive officers and other employees. EBITDA and Adjusted EBITDA, however, are not measures of financial performance under GAAP and should not be considered as alternatives to, or more meaningful than, net income as measures of operating performance or to cash flows from operating, investing or financing activities or as measures of liquidity. Since EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying interpretations and calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not represent amounts of funds that are available for management’s discretionary use. EBITDA and Adjusted EBITDA presented below may not be the same as EBITDA and Adjusted EBITDA calculations as defined in the First Lien Credit Facilities.

Results of Operations

The following discussion addresses:

●	Our financial condition as of December 31, 2021 and 2020;
●	the results of operations for the years ended December 31, 2021 and 2020;
●	In accordance with Item 303 of Regulation S-K, the Company has excluded the discussion of 2019 results in “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as this discussion can be found in our Registration Statement on Form S-1, filed with the SEC on file no. 333-253947, under "Management's Discussion and Analysis of Financial Condition and Results of Operations".Results of Operations for the year ended December 31, 2021 compared to the year ended December 31, 2020

The following table presents our results of operations for the periods indicated:

	Year Ended
	December 31,				Change
(in thousands)	2021		2020		$	%
	(Successor)		(Successor)
Consolidated Statement of Operations Data:		% of total revenue		% of total revenue
Revenue	$1,038,690	100.0%	$773,312	100.0%	$265,378	34.3%
Cost of revenue	614,073	59.1	486,965	63.0	127,108	26.1
Gross margin	424,617	40.9	286,347	37.0	138,270	48.3
Selling, general and administrative	320,387	30.8	250,289	32.4	70,098	28.0
Operating income	104,230	10.1	36,058	4.6	68,172	189.1
Loss on the extinguishment of debt	10,116	1.0	—	—	10,116	—
Interest expense	53,514	5.2	61,530	8.0	(8,016)	(13.0)
Income (loss) before income taxes and noncontrolling interest	40,600	3.9	(25,472)	(3.4)	76,188	*
Income tax expense (benefit)	16,433	1.6	(3,234)	(0.4)	19,667	*
Consolidated net income (loss)	$24,167	2.3	(22,238)	(3.0)	$56,521	*
* not meaningful

Total Revenue

The following table presents revenue by service solution for the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,				Change
(in thousands)	2021		2020		$	%
	(Successor)		(Successor)
Disaggregated Revenue:		% of total revenue		% of total revenue
Equipment Solutions	$352,094	33.9%	$296,267	38.3%	$55,827	18.8%
Clinical Engineering	384,147	37.0	256,874	33.2	127,273	49.5
Onsite Managed Services	302,449	29.1	220,171	28.5	82,278	37.4
Total revenue	$1,038,690	100.0	$773,312	100.0	$265,378	34.3

Total revenue for the year ended December 31, 2021 was $1,038.7 million, compared with $773.3 million for the year ended December 31, 2020, an increase of $265.4 million or 34.3%. Equipment Solutions revenue increased 18.8% primarily driven by the Sizewise acquisition completed on October 1, 2021 which generated 42.0 million in revenue and the increased demand for surgical equipment procedures. Although difficult to determine, we estimate that the overall favorable impact from COVID-19 within Equipment Solutions was $30 million to $40 million for the year ended December 31, 2021, and $30 million to $40 million for the year ended December 31, 2020. Clinical Engineering revenue increased 49.5% due to continued strong growth as a result of the Northfield acquisition completed on March 19, 2021 and supplemental clinical engineering work related to the government contract entered into in the third quarter of 2020. Onsite Managed Services revenue increased 37.4% with the majority of growth coming the government contract related to the comprehensive maintenance and management services of medical ventilator equipment.

Cost of Revenue

Total cost of revenue for the year ended December 31, 2021 was $614.1 million compared to $487.0 million for the year ended December 31, 2020, an increase of $127.1 million or 26.1%. On a percentage of revenue basis, cost of revenue decreased from 63.0% of revenue in 2020 to 59.1% in 2021. The decrease as a percentage of revenue was driven primarily from revenue growth as we were able to leverage our fixed cost infrastructure resulting in our expenses growing at a lower rate than revenue growth.

Gross Margin

Total gross margin for the year ended December 31, 2021 was $424.6 million, or 40.9% of total revenue compared to $286.3 million, or 37.0% of total revenue for the year ended December 31, 2020, an increase of $138.3 million or 48.3%. The increase in gross margin as a percentage of revenue was primarily impacted by favorable leverage from volume growth.

Selling, General and Administrative

Selling, general, and administrative expenses for the year ended December 31, 2021 increased by $70.1 million, or 28.0%, to $320.4 million as compared to the same period of 2020. The increase was primarily due to the increases in costs and amortization expense related to the Northfield acquisition, the Sizewise acquisition, the buyout fee related to the termination of an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (the “Advisor”) of $7.0 million and an increase in payroll related costs associated with the growth of our business. Selling, general and administrative expense as a percentage of total revenue was 30.8% and 32.4 % for the years ended December 31, 2021 and 2020, respectively.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the year ended December 31, 2021 consisted of the write-off of the unamortized deferred financing cost and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million related to the repayment of our Second Lien Term Loan in April 2021 with proceeds from the IPO and the write-off of the unamortized deferred financing cost of $0.3 million related to the amendment of our Revolving Credit Facility.

Interest Expense

Interest expense decreased $8.0 million to $53.5 million for the year ended December 31, 2021 as compared to the same period of 2020 primarily due to the repayment of our Second Lien Term Loan with proceeds from the IPO.

Income Taxes

Income taxes were an expense of $16.4 million and a benefit of $3.2 million for the years ended December 31, 2021 and 2020, respectively. The income tax expense for year ended December 31, 2021 is primarily due to the tax-effect of pre-tax income from operations plus deductions for share-based compensation, non-deductible transaction costs, nondeductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m), a tax rate change and the remeasurement of the tax receivable agreement. The tax benefit for the year ended December 31, 2020 was primarily due to the tax-effect of pre-tax loss from operations for the period, amended state income tax filings and the remeasurement of the tax receivable agreement.

Consolidated Net Income (Loss)

Consolidated net income was $24.2 for year ended December 31, 2021. Consolidated net loss was $22.2 million for the year ended December 31, 2020. The increase in net income was impacted primarily by the increase in revenue.

Adjusted EBITDA

Adjusted EBITDA was $330.7 million and $234.2 million for the years ended December 31, 2021 and 2020, respectively. Adjusted EBITDA for the year ended December 31, 2021 was higher than in 2020 primarily due to the increase in revenue.

A reconciliation of net income (loss) attributable to Agiliti, Inc. to Adjusted EBITDA is included below:

	Year Ended
	December 31,
(in thousands)	2021	2020
	(Successor)	(Successor)
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$24,006	$(22,478)
Interest expense	53,514	61,530
Income tax expense (benefit)	16,433	(3,234)
Depreciation and amortization	187,963	169,241
EBITDA	281,916	205,059
Non-cash share-based compensation expense	13,960	10,334
Management and other expenses (1)	7,926	671
Transaction costs (2)	12,222	3,837
Tax receivable agreement remeasurement	4,542	14,300
Loss on extinguishment of debt (3)	10,116	—
Adjusted EBITDA	$330,682	$234,201

Other Financial Data:
Net cash provided by operating activities	$210,317	$137,927
Net cash used in investing activities	(734,134)	(151,732)
Net cash provided by financing activities	391,637	220,310

(1)	Management and other expenses represent (a) management fees and buyout termination fee under the Advisory Services Agreement, which was terminated in connection with the initial public offering and (b) employee related non-recurring expenses
(2)	Transaction costs represent costs associated with potential and completed mergers and acquisitions and are primarily related to the Northfield and Sizewise acquisitions for the year ended December 31, 2021.
(3)	Loss on extinguishment of debt consists of the write-off of the unamortized deferred financing costs and debt discount and an additional 1% redemption price related to the repayment of our Second Lien Term Loan and the write-off of the unamortized deferred financing cost related to the amendment of our Revolving Credit Facility.

Liquidity and Capital Resources

General

Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Revolving Credit Facility, which provides for loans in an amount of up to $250 million. Our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

We believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months and the foreseeable future. If new financing is necessary, there can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, we have not experienced difficulty accessing the credit market; however, future volatility in the credit market may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the credit market could be limited at a time when we would like, or need to do so, which could have an adverse impact on our ability to refinance debt and/or react to changing economic and business conditions.

Net cash provided by operating activities was $210.3 million and $137.9 million for the years ended December 31, 2021 and 2020, respectively. Net cash provided by operating activities during 2021 compared to 2020 was favorably impacted by our improved financial performance. Partially offsetting the increase in net cash provided by operating activities was the use of cash to pay accrued compensation related to the strong 2020 operating results, payments of over $15 million on the tax receivable agreement and payments related to the deferred payroll tax provided for by part of the CARES Act. Our improved financial performance in 2021 was driven by the 34.3% increase in revenue.

Net cash used in investing activities was $734.1 million and $151.7 million for the years ended December 31, 2021 and 2020, respectively. The increase in net cash used in investing activities during 2021 was primarily due to the Northfield Acquisition completed in March 2021 and the Sizewise acquisition completed in October 2021.

Net cash provided by financing activities was $391.6 million and 220.3 million, the years ended December 31, 2021 and 2020, respectively. The increase in net cash provided by financing activities during 2021 was primarily due to proceeds from issuance of common stock from the IPO.

Restricted stock units and performance restricted stock units are not taxable to the employee until they have settled and underlying shares have been delivered. In connection with the IPO, settlement of vested restricted stock unit and performance restricted stock unit awards granted prior to 2021 were deferred until one year following our IPO as permitted under the 2018 Plan and in accordance with the terms of the grant agreements. As a result, shares underlying these vested restricted stock unit and performance restricted stock unit awards will be delivered on April 23, 2022 and will become taxable to the employees on that date. Upon settlement, the Company will reduce the number of shares that the employee is entitled to receive to cover the estimated income taxes and other payroll taxes. The Company will then pay the outstanding tax liability. The amount of the tax liability is dependent upon the share price at the date of settlement and, although difficult to quantify, is currently estimated to be between $15 million and $20 million. This liability will be paid in the second quarter of 2022.

First Lien Credit Facilities

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

The First Lien Credit Facilities originally provided for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660 million (the “First Lien Term Loan”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Revolving Loan”). In February 2020, we increased our principal First Lien Term Loan facility by $125 million and the revolving loan facility by $40 million. In October 2021 and April 2021, we further increased our principal First Lien Term Loan facility by $150 million and $200 million, respectively. All terms to the First Lien Term Loan remained the same, except these additional loans are subject to an interest rate floor of 0.75%.

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

Second Lien Credit Facilities

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

In connection with the repayment of our Second Lien Term Loan in April 2021, we incurred a loss on extinguishment of debt of $9.8 million which consisted of the write-off of unamortized deferred financing costs and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million

Interest Rates and Fees

Borrowings under the First Lien Credit Agreement bear interest at a rate per annum, at the borrower’s option, equal to an applicable margin, plus (a) a base rate determined by reference to the highest of (i) the prime lending rate published in The Wall Street Journal, (ii) the federal funds rate in effect on such day plus 1/2 of 1.00% and (iii) the LIBOR rate for a one-month interest period on such day plus 1.00% or (b) a LIBOR rate determined by reference to the LIBOR rate as set forth by the ICE Benchmark Administration for the interest period relevant to such borrowing subject to a LIBOR floor of 0.00%.

The applicable margin for borrowings under the First Lien Credit Agreement is:

(a)    (1)  prior to March 31, 2019 and

(2)  on or after March 31, 2019 (so long as the first lien leverage ratio is greater than 3.75 to 1.00),

(i)  2.00% for alternate base rate borrowings and

(ii)  3.00% for Eurodollar borrowings and

(b)  on or after June 30, 2020 (so long as the first lien leverage ratio is less than or equal to 3.75 to 1.00), subject to step downs to

(i)  1.75% for alternate base rate borrowings and

(ii)  2.75% for Eurodollar borrowings.

Under the First Lien Credit Agreement, the borrower is also required to pay a commitment fee on the average daily undrawn portion of the Revolving Credit Facility of:

(i)   0.50% per annum if the first lien leverage ratio is greater than 4.00:1.00,

(ii)  0.375% per annum if the first lien leverage ratio is less than or equal to 4.00:1.00 but greater than

3.50:1.00 and

(iii) 0.250% if the first lien leverage ratio is less than or equal to 3.50:1.00, and a letter of credit participation fee equal to the applicable margin for Eurodollar revolving loans on the actual daily amount of the letter of credit exposure

Interest Rate Swap

In May 2020, we entered into an interest rate swap agreement for a total notional amount of $500.0 million, which has the effect of converting a portion of our First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement was June 2020 and the expiration date is June 2023.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement at December 31, 2021 was $2.1 million, of which $0.4 million is included in other current assets and $1.7 million is included in other long-term assets on our consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2021. We have not recorded any amounts due to ineffectiveness for any periods presented.

As a result of our interest rate swap agreement, we expect the effective interest rate on $350.0 million and $150.0 million of our First Lien Term Loan to be 0.3396% and 0.3290%, respectively, plus the Applicable Margin through June 2023.

Contractual Obligations

The following table is a summary, as of December 31, 2021, of our future contractual obligations:

	Payments due by period
					2027 and
(in thousands)	Total	2022	2023 - 2024	2025 - 2026	beyond
Other financial data:
Long-term debt principal obligations	$1,183,071	$9,398	$18,796	$1,154,877	$—
Interest on notes	141,528	35,695	70,580	35,253	—
Principal and interest on finance leases	28,789	8,746	10,401	5,112	4,530
Principal and interest on operating leases	89,898	24,399	38,959	24,883	1,657
Pension obligations (1)	650	650	—	—	—
Tax receivable obligations	39,880	29,187	10,693	—	—
Unrecognized tax positions (2)	10,111	—	—	—	—
Total contractual obligations	$1,493,927	$108,075	$149,429	$1,220,125	$6,187
Other commercial commitments:
Stand by letter of credit	$8,005	$—	$—	$—	$—

(1)	While our net pension liability at December 31, 2021 was approximately $4.8 million, we cannot reasonably estimate required payments beyond 2022 due to changing actuarial and market conditions.
(2)	We cannot reasonably determine the exact timing of payments related to our unrecognized tax positions.

Based on the level of operating performance in 2021, we believe our cash from operations and additional borrowings under our Revolving Credit Facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.

Our levels of borrowing are further restricted by the financial covenants set forth in our Revolving Credit Facility.

As of December 31, 2021, we were in compliance with all covenants for all years presented.

Our expansion and acquisition strategy may require substantial capital. Sufficient funding for future acquisitions may not be available under our Revolving Credit Facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.

Recent Accounting Pronouncements

Refer to Note 2 - “Summary of Significant Accounting Policies,” of our consolidated financial statements contained in this report for a description of recently issued accounting pronouncements that are applicable to our business.

ITEM 7A:  Quantitative and Qualitative Disclosures about Market Risk

For purposes of this Item 7A, “we”, “us”, “our” and similar words and the Company refer to Agiliti Health.

We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation. We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of December 31, 2021, we had approximately $1,210 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $683.1 million was bearing interest at variable rates. Based on variable debt levels at December 31, 2021, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $6.8 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase or decrease in the average 2021 prices of unleaded gasoline, assuming normal gasoline usage levels for the year, would lead to an annual increase or decrease in fuel costs of approximately $0.6 million.

Pension

Our pension plan assets, which were approximately $26.4 million at December 31, 2021, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2021 would lead to a decrease in the funded status of the plan of approximately $2.6 million.

Other Market Risk

As of December 31, 2021, we have no other material exposure to market risk.

ITEM 8:  Consolidated Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, our Financial Statements, the accompanying Notes to the Financial Statements, and the Financial Statement Schedule that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth immediately following the signature pages of this Report.

The following tables set forth certain unaudited supplementary quarterly financial data of Agiliti Health for 2021 and 2020. In our opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results for any one quarter are not necessarily indicative of results for any future period.

	Year Ended December 31, 2021
	Quarter Ended
(unaudited, in thousands)	March 31	June 30	September 30	December 31
	(Successor)	(Successor)	(Successor)	(Successor)
Selected Quarterly Financial Information
Total revenue	$235,245	$250,543	$262,424	$290,478
Gross margin	$101,323	$99,108	$103,434	$120,752
Gross margin %	43.1%	39.6%	39.4%	41.6%
Consolidated net income (loss)	$9,583	$(5,171)	$9,728	$10,027
Net cash provided by operating activities	$62,909	$44,599	$30,905	$71,904
Net cash used in investing activities	$(457,525)	$(17,541)	$(6,396)	$(252,672)
Net cash provided by (used in) financing activities	$201,439	$63,284	$(4,466)	$131,380

	Year Ended December 31, 2020
	Quarter Ended
(unaudited, in thousands)	March 31	June 30	September 30	December 31
	(Successor)	(Successor)	(Successor)	(Successor)
Selected Quarterly Financial Information
Total revenue	$179,240	$185,161	$194,721	$214,190
Gross margin	$57,807	$67,470	$74,606	$86,464
Gross margin %	32.3%	36.4%	38.3%	40.4%
Consolidated net (loss) income	$(12,548)	$851	$(10,113)	$(428)
Net cash provided by operating activities	$27,679	$32,767	$39,280	$38,201
Net cash used in investing activities	$(101,139)	$(12,624)	$(12,057)	$(25,912)
Net cash provided by (used in) financing activities	$134,483	$(4,335)	$(54,586)	$144,748

ITEM 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B:  Other Information

None.

PART III

ITEM 10:  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 11:  Executive Compensation

The information required by this Item 11 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13:  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14:  Principal Accounting Fees and Services

Our independent registered public accounting firm is KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185

The information required by this Item 14 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15:  Exhibits and Financial Statement Schedules

We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" immediately following the signature pages of this Annual Report on Form 10-K.

2. Consolidated Financial Statement Schedules

Supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.

3. Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Stock Purchase Agreement, dated as of October 28, 2020, by and among Agiliti Health, Inc., Northfield Medical Holdings LLC and Northfield Medical, Inc. (incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-1/A filed on April 21, 2021).

3.1	Second Amended and Restated Certificate of Incorporation of Agiliti, Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on August 12, 2021).

3.2	Third Amended and Restated Bylaws of Agiliti, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on August 12, 2021).

4.1	Specimen Common Stock Certificate of Agiliti, Inc. (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4/A filed on October 9, 2018).

4.2

Assignment and Assumption Agreement, dated as of January 4, 2019, between Continental Stock Transfer & Trust Company, Agiliti, Inc. and Federal Street Acquisition Corp. (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed on January 10, 2019).

4.3

Amended and Restated Registration Rights Agreement, dated as of April 27, 2021, by and among Agiliti, Inc., THL Agiliti LLC, Thomas J. Leonard and the individuals listed therein (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 12, 2021).

4.4	Description of Agiliti, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed herewith.

10.1

Credit Agreement, dated as of January 4, 2019, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and letter of credit issuer, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 10, 2019).

10.2

Amended and Restated Director Nomination Agreement, dated as of April 26, 2021, by and among Agiliti, Inc. and THL Agiliti LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2021).

10.3

Tax Receivable Agreement, dated as of January 4, 2019, by and among Agiliti Holdco, Inc., IPC/UHS, L.P., solely in the capacity of the Stockholders’ Representative, and each of the successors and assigns thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 10, 2019).

10.4

Advisory Services Agreement, dated as of January 4, 2019, by and among Agiliti, Inc., Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on January 10, 2019).

10.5+

 Form of Director and Officer Indemnification Agreement, by and between Agiliti, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on January 10, 2019).

10.6+	Agiliti Inc.’s 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on January 10, 2019).

10.7+

Agiliti Holdco, Inc. (f/k/a UHS Holdco, Inc.) Amended and Restated 2007 Stock Option Plan, dated as of November 4, 2014 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed November 6, 2014).

10.8+

Form of notice to option holders regarding amendments to outstanding options (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed November 6, 2014).

10.9+

Form of Option Agreement Evidencing a Grant of an Option Under the 2007 Stock Option Plan, dated as of May 8, 2015, between Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) and Thomas Leonard (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on May 13, 2015).

10.10+

Amendment One to Option Agreement, dated March 14, 2016, between UHS Holdco and Thomas Leonard (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on March 15, 2016).

10.11+

Agiliti Holdco, Inc. (f/k/a UHS Holdco, Inc.) 2018 Executive Management Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on May 14, 2018).

10.12+

Form of Agiliti Holdco, Inc. (f/k/a UHS Holdco, Inc.) Executive Management Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on May 14, 2018).

10.13+

Amendment No. 1 to Agiliti Holdco, Inc. (f/k/a UHS Holdco, Inc.) Executive Management Stock Option Plan dated August 9, 2018 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on August 13, 2018).

10.14+

Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) Executive Severance Pay Plan, dated November 2, 2016 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Agiliti Health, Inc. (f/k/a Universal Hospital Services, Inc.) filed on November 7, 2016).

10.15+

Employment Agreement, dated as of January 20, 2020, by and between Thomas W. Boehning and Agiliti, Inc. (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.16+

Employment Agreement, dated as of March 5, 2019, by and between Thomas J. Leonard and Agiliti, Inc. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.17+

Employment Agreement, dated as of March 5, 2019, by and between James B. Pekarek and Agiliti, Inc. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.18+

Agiliti Executive Deferred Compensation Plan, as Amended and Restated Effective December 3, 2018 (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.19+	Agiliti, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on April 29, 2021).

10.20+	Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 filed on April 29, 2021).

10.21+

Form of Restricted Stock Unit Agreement Pursuant to the Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (Employee Form) (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.22+

Form of Performance Restricted Stock Unit Agreement Pursuant to the Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.23+

Form of Nonqualified Stock Option Agreement Pursuant to the Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.24+

Form of Restricted Stock Unit Agreement Pursuant to the Agiliti, Inc. Amended and Restated 2018 Omnibus Incentive Plan (Director Form) (incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1 filed on March 5, 2021).

10.25

Amendment No. 1 to Credit Agreement, dated as of February 6, 2020, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other loan parties thereto (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1/A filed on April 15, 2021).

10.26

Amendment No. 2 to Credit Agreement, dated as of October 16, 2020, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other loan parties thereto (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1/A filed on April 15, 2021).

10.27

Amendment No. 3 to Credit Agreement, dated as of March 19, 2021, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc. and certain subsidiaries of Agiliti Health as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other loan parties thereto (incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1/A filed on April 15, 2021).

10.28

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

10.29

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

21.1	List of subsidiaries of Agiliti, Inc.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.

+ Indicates a management contract or compensatory plan or arrangement.

* Furnished, not filed.

ITEM 16: 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 8, 2022.

AGILITI, INC.
By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2022.

/s/ Thomas J. Leonard	Chief Executive Officer and Director (Principal Executive
Thomas J. Leonard	Officer)

/s/ James B. Pekarek	Executive Vice President and
James B. Pekarek	Chief Financial Officer (Principal Financial Officer)

/s/ Scott A. Christensen	Senior Vice President, Controller, and
Scott A. Christensen	Chief Accounting Officer (Principal Accounting Officer)

/s/ John L. Workman	Director
John L. Workman

/s/ Michael A. Bell	Director
Michael A. Bell

/s/ Darren Friedman	Director
Darren Friedman

/s/ Gary L. Gottlieb	Director
Gary L. Gottlieb

/s/ Joshua M. Nelson	Director
Joshua M. Nelson

/s/ Megan M. Preiner	Director
Megan M. Preiner

/s/ Scott M. Sperling	Director
Scott M. Sperling

/s/ Diane B. Patrick	Director
Diane B. Patrick

Agiliti, Inc. and Subsidiaries

As of December 31, 2021 and 2020 and

For the years ended December 31, 2021, 2020, the period from January 4 through December 31, 2019 and the period from January 1 through January 3, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Agiliti, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Agiliti, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2021 and 2020 and for the period January 4, 2019 through December 31, 2019, and the related notes. We have also audited the accompanying consolidated statements of operations, comprehensive loss, deficit, and cash flows of Agiliti Health, Inc. and subsidiaries for the period January 1, 2019 through January 3, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Agiliti, Inc. as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020 and for the period January 4, 2019 through December 31, 2019, in conformity with U.S. generally accepted accounting principles. It is also our opinion that the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Agiliti Health, Inc. and subsidiaries for the period January 1, 2019 through January 3 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition date fair value of customer relationship assets

As discussed in Note 4 to the consolidated financial statements, on March 19, 2021, the Company acquired certain assets of a surgical equipment repair and maintenance service provider in a business combination for consideration of approximately $472.3 million, and on October 1, 2021, the Company acquired certain assets of a manufacturer and distributor of specialty patient handling equipment in a business combination for consideration of approximately $234.8 million. As a result of the transactions, the Company acquired customer relationship intangible assets associated with the generation of future income from the acquirees’ existing customers. The acquisition-date fair value of other intangible assets recorded by the Company was $183.7 million and $67.7 million, respectively, which included the customer relationship intangible assets.

We identified the evaluation of acquisition-date fair value of customer relationship intangible assets as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating certain assumptions included in the discounted cash flow models used to estimate the acquisition-date fair value of customer relationship intangible assets. Specifically, there was limited observable market information for the forecasted revenue growth assumptions, and evaluation of the discount rate assumptions used required valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the acquisition-date fair value of customer relationship intangible assets. These included controls over the review of the forecasted revenue growth and discount rate assumptions. We evaluated the Company’s forecasted revenue growth assumptions by comparing them to (1) actual rates historically experienced by the acquired companies, (2) actual and forecasted growth rates of the acquirees’ peers, and (3) industry reports. We compared the Company’s assumptions for forecasted revenue growth of the acquired companies to actual post-acquisition results to assess the Company’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rates by comparing them against discount rate ranges that were independently developed for each acquisition using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Minneapolis, Minnesota

March 8, 2022

Agiliti, Inc. and Subsidiaries
Consolidated Balance Sheets
	December 31,	December 31,
(in thousands, except share and per share information)	2021	2020
	(Successor)	(Successor)
Assets
Current assets:
Cash and cash equivalents	$74,325	$206,505
Accounts receivable, less allowance for credit losses of $2,902 at December 31, 2021 and $1,993 at December 31, 2020	209,308	154,625
Inventories	55,307	27,062
Prepaid expenses	18,549	13,549
Other current assets	395	626
Total current assets	357,884	402,367
Property and equipment:
Medical equipment	359,284	285,723
Property and office equipment	174,669	112,646
Accumulated depreciation	(275,583)	(183,953)
Total property and equipment, net	258,370	214,416
Other long-term assets:
Goodwill	1,213,121	817,113
Operating lease right-of-use assets	80,676	51,214
Other intangibles, net	573,159	402,095
Other	32,537	16,151
Total assets	$2,515,747	$1,903,356
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$17,534	$16,044
Current portion of operating lease liability	22,826	14,155
Current portion of obligation under tax receivable agreement	29,187	15,572
Accounts payable	53,851	37,215
Accrued compensation	47,951	38,671
Accrued interest	3,473	6,347
Deferred revenue	5,808	8,800
Other accrued expenses	27,900	22,727
Total current liabilities	208,530	159,531
Long-term debt, less current portion	1,174,968	1,145,055
Obligation under tax receivable agreement, pension and other long-term liabilities	29,629	53,794
Operating lease liability, less current portion	63,241	40,283
Deferred income taxes, net	143,307	62,748
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized; 130,950,061 and 98,983,296 shares issued and outstanding at December 31, 2021 and December 31, 2020	13	10
Additional paid-in capital	938,888	513,902
Accumulated deficit	(44,486)	(68,492)
Accumulated other comprehensive income (loss)	1,537	(3,619)
Total Agiliti, Inc. and Subsidiaries equity	895,952	441,801
Noncontrolling interest	120	144
Total equity	896,072	441,945
Total liabilities and equity	$2,515,747	$1,903,356

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries			From	From
Consolidated Statements of Operations			January 4	January 1
	Year Ended		through	through
	December 31,		December 31,	January 3,
(in thousands, except share and per share information)	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenue	$1,038,690	$773,312	$613,073	$—
Cost of revenue	614,073	486,965	423,812	—
Gross margin	424,617	286,347	189,261	—
Selling, general and administrative	320,387	250,289	187,156	17,147
Operating income	104,230	36,058	2,105	(17,147)
Loss on extinguishment of debt	10,116	—	—	—
Interest expense	53,514	61,530	48,199	—
Income (loss) before income taxes and noncontrolling interest	40,600	(25,472)	(46,094)	(17,147)
Income tax expense (benefit)	16,433	(3,234)	(14,857)	(13,281)
Consolidated net income (loss)	24,167	(22,238)	(31,237)	(3,866)
Net income attributable to noncontrolling interest	161	240	171	—
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$24,006	$(22,478)	$(31,408)	$(3,866)

Basic income (loss) per share	$0.20	$(0.23)	$(0.32)
Diluted income (loss) per share	$0.19	$(0.23)	$(0.32)

Weighted-average common shares outstanding:
Basic	120,877,480	98,976,226	98,942,437
Diluted	128,497,220	98,976,226	98,942,437

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries			From	From
Consolidated Statements of Comprehensive Income (Loss)			January 4	January 1
	Year Ended		through	through
	December 31,		December 31,	January 3,
(in thousands)	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Consolidated net income (loss)	$24,167	$(22,238)	$(31,237)	$(3,866)
Other comprehensive income (loss):
Gain (loss) on minimum pension liability, net of tax of $747, $435, $320 and $0	2,195	(1,275)	(940)	—
Gain (loss) on cash flow hedge, net of (benefit) tax of $1015, $478, $0 and $0	2,961	(1,404)	—	—
Total other comprehensive income (loss)	5,156	(2,679)	(940)	—
Comprehensive income (loss)	29,323	(24,917)	(32,177)	(3,866)
Comprehensive income attributable to noncontrolling interest	161	240	171	—
Comprehensive income (loss) attributable to Agiliti, Inc. and Subsidiaries	$29,162	$(25,157)	$(32,348)	$(3,866)

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries				Accumulated	Total
Consolidated Statements of Equity (Deficit)		Additional		Other	Agiliti, Inc.		Total
	Common	Paid-in	Accumulated	Comprehensive	and	Noncontrolling	Equity
(in thousands)	Stock	Capital	Deficit	Loss	Subsidiaries	Interests	(Deficit)
Balance at December 31, 2018 (Predecessor)	$—	$252,439	$(313,656)	$(6,633)	$(67,850)	$191	$(67,659)
Net loss	—	—	(3,866)	—	(3,866)	—	(3,866)
Share-based compensation expense	—	5,900	—	—	5,900	—	5,900
Balance at January 3, 2019 (Predecessor)	$—	$258,339	$(317,522)	$(6,633)	$(65,816)	$191	$(65,625)

Balance at January 4, 2019 (Successor)	$10	$764,582	$(14,606)	—	749,986	191	750,177
Net (loss) income	—	—	(31,408)	—	(31,408)	171	(31,237)
Other comprehensive loss	—	—	—	(940)	(940)	—	(940)
Share-based compensation expense	—	6,011	—	—	6,011	—	6,011
Stock options exercised	—	193	—	—	193	—	193
Shares repurchased	—	(775)	—	—	(775)	—	(775)
Redemption of warrants	—	(35,872)	—	—	(35,872)	—	(35,872)
Dividend and equity distribution	—	(230,502)	—	—	(230,502)	—	(230,502)
Contributions from new members to limited liability company	—	—	—	—	—	140	140
Cash distributions to noncontrolling interests	—	—	—	—	—	(226)	(226)
Balance at December 31, 2019 (Successor)	$10	$503,637	$(46,014)	$(940)	$456,693	$276	$456,969
Net (loss) income	—	—	(22,478)	—	(22,478)	240	(22,238)
Other comprehensive loss	—	—	—	(2,679)	(2,679)	—	(2,679)
Share-based compensation expense	—	10,334	—	—	10,334	—	10,334
Shares forfeited for taxes	—	(145)	—	—	(145)	—	(145)
Dividend forfeited, net of payable	—	76	—	—	76	—	76
Contributions from members to limited liability company	—	—	—	—	—	25	25
Cash distributions to noncontrolling interests	—	—	—	—	—	(397)	(397)
Balance at December 31, 2020 (Successor)	$10	$513,902	$(68,492)	$(3,619)	$441,801	$144	$441,945
Net income	—	—	24,006	—	24,006	161	24,167
Other comprehensive income	—	—	—	5,156	5,156	—	5,156
Proceeds from issuance of common stock	3	414,112	—	—	414,115	—	414,115
Stock issue costs	—	(4,379)	—	—	(4,379)	—	(4,379)
Share-based compensation expense	—	13,818	—	—	13,818	—	13,818
Stock options exercised	—	1,409	—	—	1,409	—	1,409
Dividend forfeited, net of payable	—	26	—	—	26	—	26
Cash distributions to noncontrolling interests	—	—	—	—	—	(185)	(185)
Balance at December 31, 2021 (Successor)	$13	$938,888	$(44,486)	$1,537	$895,952	$120	$896,072

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries			From	From
Consolidated Statements of Cash Flows			January 4	January 1
	Year Ended		through	through
	December 31,		December 31,	January 3,
(in thousands)	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Consolidated net income (loss)	$24,167	$(22,238)	$(31,237)	$(3,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	103,805	99,638	96,486	—
Amortization	88,240	73,456	68,357	—
Remeasurement of tax receivable agreement and contingent consideration	4,542	12,931	(8,586)	—
Loss on extinguishment of debt	7,716	—	—	—
Provision for credit losses	2,023	1,959	1,031	—
Provision for inventory obsolescence	2,424	722	455	—
Non-cash share-based compensation expense	13,960	10,334	6,011	5,900
Gain on sales and disposals of equipment	(3,735)	(1,191)	(1,715)	—
Deferred income taxes	12,004	(4,944)	(15,302)	(13,281)
Changes in operating assets and liabilities:
Accounts receivable	(8,915)	(39,763)	(827)	—
Inventories	3,052	(9,712)	(1,325)	—
Other operating assets	(9,044)	(13,597)	(7,397)	—
Accounts payable	718	552	1,661	—
Other operating liabilities	(30,640)	29,780	(37,614)	11,247
Net cash provided by operating activities	210,317	137,927	69,998	—
Cash flows from investing activities:
Medical equipment purchases	(37,377)	(31,668)	(45,768)	—
Property and office equipment purchases	(29,121)	(27,597)	(9,974)	—
Proceeds from disposition of property and equipment	9,242	3,486	3,583	—
Collection of note receivable from officer	—	—	2,585	—
Acquisition of Agiliti Health, Inc. by THL Shareholders	—	—	(702,139)	—
Acquisitions, net of cash acquired	(676,878)	(95,953)	(10,260)	—
Net cash used in investing activities	(734,134)	(151,732)	(761,973)	—
Cash flows from financing activities:
Proceeds under revolver	35,000	199,500	207,100	—
Payments under revolver	(35,000)	(233,000)	(173,600)	—
Proceeds under term loan	346,927	273,344	890,775	—
Payments under term loan	(329,119)	(7,860)	(4,950)	—
Payments of principal under finance lease liability	(9,097)	(8,024)	(7,609)	—
Payments under senior secured credit facility	—	—	(25,933)	—
Repayments of 2012 Notes	—	—	(645,000)	—
Payments of deferred financing costs	(229)	(199)	(21,836)	—
Payments under tax receivable agreement	(15,577)	—	—
Distributions to noncontrolling interests	(185)	(397)	(226)	—
Proceeds from exercise of stock options	1,409	—	193	—
Shares repurchased	—	—	(775)	—
Redemption of warrants	—	—	(35,872)	—
Dividend and equity distribution payment	(928)	(1,138)	(227,065)	—
Contribution from new members to limited liability company	—	—	140
Proceeds from issuance of common stock	402,815	—	—	—
Stock issuance costs	(4,379)	—	—
Shares forfeited for taxes	—	(145)	—	—
Change in book overdrafts	—	(1,771)	1,771	—
Net cash provided by (used in) financing activities	391,637	220,310	(42,887)	—
Net change in cash and cash equivalents	(132,180)	206,505	(734,862)	—
Cash and cash equivalents at the beginning of period	206,505	—	734,862	7,340
Cash and cash equivalents at the end of period	$74,325	$206,505	$—	$7,340

Supplemental cash flow information:
Interest paid	$52,341	$55,161	$59,737	$—
Income taxes paid	3,214	1,260	1,564	—

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.       Basis of Presentation

Description of Business

Agiliti, Inc. and its consolidated subsidiaries (Federal Street Acquisition Corp (“FSAC”), Agiliti Holdco, Inc. and Agiliti Health, Inc. and subsidiaries (“we”, “our”, “us”, the “Company” or “Agiliti”) is a nationwide provider of healthcare technology management and service solutions to the United States healthcare industry. Agiliti, Inc. owns 100% of FSAC. FSAC owns 100% of Agiliti Holdco, Inc. Agiliti Holdco, Inc. owns 100% of Agiliti Health, Inc. Agiliti Health, Inc. owns 100% of Agiliti Surgical, Inc. and Agiliti Imaging, Inc. Agiliti Health, Inc. and subsidiaries is the only company with operations. All other entities have no material assets, liabilities, cash flows or operations other than their investment and ownership of Agiliti Health, Inc. and subsidiaries.

The successor period reflected the financial position and result of operations of Agiliti, Inc and its consolidated subsidiaries as of December 31, 2021 and 2020 and the period from January 4 through December 31, 2019. The predecessor period reflected the financial position and result of operations of Agiliti Health, Inc. and its consolidated subsidiaries for the period from January 1 through January 3, 2019. Disclosures in our Notes to Consolidated Financial Statements related to the stub period are only included in instances where there is material activity.

Initial Public Offering

On April 22, 2021, our registration statement on Form S-1 (File No. 333-253947) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the New York Stock Exchange (“NYSE”) on April 23, 2021. Our IPO closed on April 27, 2021.

Our service solutions consist of Equipment Solutions, Clinical Engineering Services and Onsite Managed Services.

On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and IDNs, with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. Our more than 1,600 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use.

Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With our outsourced offering, we assume full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We leverage more than 700 technical resources from our over 100 local market service centers and seven Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We use flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced services during peak workload. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs.

Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to approximately 7,000 acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with hospital systems and alternate site providers. We consistently achieve high customer satisfaction ratings, as evidenced by our NPS of 55 for the year ended December 31, 2021, by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive QMS which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes.

Principles of Consolidation

The consolidated financial statements include the accounts of Agiliti, Inc., FSAC, Agiliti Holdco, Inc., Agiliti Health, Inc., Agiliti Surgical, Inc., Agiliti Imaging, Inc., Agiliti Surgical Equipment Repair, Inc., and Sizewise Rentals, LLC. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All intercompany transactions and balances have been eliminated through consolidation. As the primary beneficiary, we consolidate the limited liability companies (“LLCs”) referred to in Note 13, Limited Liability Companies, as we effectively receive the majority of the benefits from such entities, and we provide equipment lease guarantees for such entities.

2.       Significant Accounting Policies

Cash and Cash Equivalents

The Company considers money market accounts and other highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Changes in book overdrafts are considered financing activities in the consolidated statements of cash flows.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount. Concentrations of credit risk with respect to trade accounts receivable are limited due to the number of customers and their geographical distribution. The Company performs initial and ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The allowance for credit losses is based on historical loss experience and estimated exposure on specific trade receivables.

Inventories

Inventories consist of supplies and equipment held for resale and are valued at the lower of cost and net realizable value. Cost is determined by the average cost method, which approximates the first-in, first-out (“FIFO”) method.

Medical Equipment

Depreciation of medical equipment is provided on the straight-line method over the equipment’s estimated useful life, generally four to seven years. The cost and accumulated depreciation of medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in cost of revenue in the period the asset is retired or sold.

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

For the periods presented, we reported one reporting segment which is equal to our one reporting unit for purposes of evaluating goodwill. No goodwill impairments have been recognized in 2021, 2020, or 2019.

Other Intangible Assets

Other intangible assets primarily include customer relationships, trade names and non-compete agreements. Our other intangible assets are amortized over their estimated economic lives of three to fifteen years. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain of our customer relationships, we use the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.

Intangible assets with indefinite lives were tested for impairment on an annual basis and more frequently if events or changes in circumstances indicated that the asset might be impaired. We reviewed indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the indefinite-lived intangible asset is impaired, then we take no further action.

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

Deferred Financing Costs

Financing costs associated with issuing debt are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the debt and are deferred and amortized over the related terms using the effective interest rate method.

Acquisitions

We account for business acquisitions in accordance with ASC 805, Business Combinations. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.

Revenue Recognition

Customer arrangements typically have multiple performance obligations to provide equipment solutions, clinical engineering and/or onsite equipment managed services on a per use and/or over time basis. Consideration paid by the customer for each performance obligation is billed within the month the service is performed, and contractual prices are established within our customer arrangements that are representative of the stand-alone selling price. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company’s performance obligations that are satisfied at a point in time are recognized when the service is performed or equipment is delivered to the customer. For performance obligations satisfied over time, the Company uses a straight line method to recognize revenue ratably over the contract period, as this coincides with the Company’s performance under the contract.

From time to time the Company receives both non-monetary and cash refunds on equipment recalled by manufacturers. It is the Company’s practice to record such recall gains as a reduction in cost of revenue.

The Company incurs costs related to obtaining new contracts. Management expects those costs attributable to new revenue production are recoverable and therefore the Company capitalizes them as contract costs in accordance with ASC Topic 340 and is amortizing them over the anticipated period of the new revenue production.

Leases

At inception, we determine whether an arrangement is a lease and the appropriate lease classification. Operating leases with terms greater than twelve months are included as operating lease right-of-use (“ROU”) assets, and lease liabilities within current portion of operating lease liability and operating lease liability less current portion on our consolidated balance sheets. Finance leases with terms greater than twelve months are included as finance ROU assets within property and office equipment, and finance lease liabilities within current portion of long-term debt and long-term debt, less current portion on our consolidated balance sheets. Leases with terms of less than twelve months, referred to as short-term leases, do not create a ROU asset or lease liability on the balance sheet.

ROU assets represent our right to use an underlying asset for the lease term. Lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease, based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. For both operating and finance leases, the initial ROU asset equals the lease liability, plus initial direct costs, plus favorable lease commitments, less lease incentives received. Our lease agreements may include options to extend or terminate the lease, which are included in the lease term at the commencement date when it is reasonably certain that we will exercise that option. In general, we do not consider optional periods included in our lease agreements as reasonably certain of exercise at inception.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. Variable lease payments (for example, common area maintenance and real estate tax charges) are recorded separately from the determination of the ROU asset and lease liability.

Derivative Financial Instruments

The Company has an interest rate swap agreement which it uses as a derivative financial instrument to manage its interest rate exposure. The Company does not use financial instruments for trading or other speculative purposes.

ASC Topic 815, “Derivatives and Hedging,” establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.

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

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The fair value of our outstanding First Lien Term Loan and Second Lien Term Loan (each as defined in Note 7, Long-Term Debt), based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	December 31, 2021		December 31, 2020
	(Successor)		(Successor)
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
First Lien Term Loan (1)	$1,167,649	$1,174,871	$906,624	$911,788
Second Lien Term Loan (2)	—	—	232,361	240,000

(1)	The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $10.4 million and $12.8 million and unamortized debt discount of $5.0 million and $2.8 million as of December 31, 2021 and 2020, respectively.
(2)	The carrying value of the Second Lien Term Loan is net of unamortized deferred financing costs of $0.8 million and unamortized debt discount of $6.8 million as of December 31, 2020.

Share-Based Compensation

Share-based compensation expense related to stock options is measured by the fair value of the stock options on the date of grant, net of the estimated forfeiture rate. We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as expense on a straight-line basis over the options’ vesting periods. The fair value of the stock options contain certain assumptions, such as the risk-free interest rate, expected volatility, dividend yield and expected option life.

Share-based compensation expense related to restricted stock units and performance restricted stock units is recorded based on the market value of our common stock on the date of grant, net of the estimated forfeiture rate. The expense is recognized over the requisite service period.

Our performance restricted stock units award have a graded vesting schedule. The expense is recognized for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. The amount of compensation expense recognized for performance restricted stock units is dependent upon an assessment of the likelihood of achieving the performance conditions and is subject to adjustment based on management’s assessment of the Company’s performance relative to the target number of shares performance criteria.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes minimum pension liability adjustments and cash flow hedge. These amounts are presented in the consolidated statements of comprehensive income (loss) net of reclassification adjustments to earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include, but are not limited to, estimates for fair value measurements in business combinations, valuation of long-lived assets, including goodwill and definite-lived intangible assets and valuation of obligation under the tax receivable agreement. Actual results could differ from those estimates.

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

Standards Not Yet Adopted

In October 2021, the FASB issued ASU No. 2021-08 Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted. We will continue to evaluate ASU 2021-08, but do not expect the adoption will have a material impact on our consolidated our consolidated financial statements.

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

3.       Revenue Recognition

In the following table, revenue is disaggregated by service solution:

			From
			January 4
	Year Ended		through
	December 31,		December 31,
(in thousands)	2021	2020	2019
	(Successor)	(Successor)	(Successor)
Disaggregated Revenue
Equipment Solutions	$352,094	$296,267	$253,597
Clinical Engineering	384,147	256,874	188,752
Onsite Managed Services	302,449	220,171	170,724
Total revenue	$1,038,690	$773,312	$613,073

The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the Consolidated Balance Sheet at December 31, 2021 and December 31, 2020 was $15.9 million and $13.4 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years. Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expenses. The amount of amortization included in cost of revenue was $0.7 million, $0.4 million and $0.1 million for the years ended December 31, 2021 and 2020, and for the period from January 4 through December 31, 2019, respectively. The amount of amortization included in selling, general and administrative expense was $3.1 million, $2.0 million and $0.5 million for the years ended December 31, 2021 and 2020, and for the period from January 4 through December 31, 2019, respectively. There was no impairment loss in relation to the costs capitalized during the years ended December 31, 2021 and 2020, and for the period from January 4 through December 31, 2019.

4.       Acquisitions

On October 1, 2021, we completed a stock purchase agreement to purchase all of the outstanding capital stock of Sizewise Rentals, LLC (“Sizewise”), a privately held manufacturer and distributor of specialty patient handling equipment, for a total consideration of approximately $234.8 million (“Sizewise Acquisition”). The results of Sizewise’s operations have been included in the consolidated financial statements since October 1, 2021.

The following summarizes the preliminary fair values of assets acquired and liabilities assumed at the date of the Sizewise Acquisition within our consolidated balance sheet:

(in thousands)
Cash	$9,977
Accounts receivable	31,005
Inventories	27,911
Other current assets	2,968
Property and equipment	59,042
Goodwill	87,867
Operating lease right-of-use assets	16,754
Other intangibles	67,700
Other long-term assets	10,368
Accounts payable	(3,362)
Accrued compensation	(12,576)
Other accrued expenses	(4,525)
Operating lease liability	(16,953)
Other long-term liabilities	(9,924)
Deferred income taxes	(31,470)
Total purchase price	$234,782

The acquired intangible assets, all of which are finite-life, are comprised of trade name, developed technology and customer relationships, have a weighted average useful life of approximately 14.4 years. The total amount of goodwill that is deductible for tax purposes is $1.4 million.

Due to the recent closing of the transaction, the purchase price allocation is preliminary and will be finalized when final assessments of the fair value of acquired assets and assumed liabilities are completed. The area of the purchase price allocation that is not yet finalized includes income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

This Sizewise Acquisition was funded from additional borrowing under our first lien term loan and cash. Transaction costs of $3.2 million for legal and other related costs incurred in connection with the acquisition of Sizewise were expensed as incurred for the year ended December 31, 2021.

On March 19, 2021, we completed a stock purchase agreement to purchase all of the outstanding capital stock of Northfield Medical, Inc. (“Northfield”), a company specializing in the service and repair of medical equipment and instruments for a total consideration of approximately $472.3 million (“Northfield Acquisition”). The consideration consisted of $461.0 million of cash paid and $11.3 million in issuance of 752,328 shares of common stock. The results of Northfield’s operations have been included in the consolidated financial statements since March 19, 2021. During the year ended December 31, 2021, adjustments affecting the fair values of assets acquired and liabilities assumed decreased accounts receivable $0.2 million, increased goodwill $1.3 million, increased accounts payable $0.1 million, and increased deferred income taxes $1.0 million. All adjustments net to 0.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet:

(in thousands)
Cash	$10,767
Accounts receivable	16,786
Inventories	5,810
Other current assets	502
Property and equipment	11,713
Goodwill	306,678
Operating lease right-of-use assets	4,815
Other intangibles	183,700
Accounts payable	(7,412)
Accrued compensation	(7,948)
Other accrued expenses	(9,620)
Finance lease liability	(2,340)
Operating lease liability	(5,025)
Other long-term liabilities	(837)
Deferred income taxes	(35,324)
Total purchase price	$472,265

The Other intangibles represent acquired finite-life customer relationships, which is amortized over 15 years using the sum of the years’ digits method. The total amount of goodwill that is deductible for tax purposes is $68.2 million.

The Northfield Acquisition was funded with additional borrowings under our first lien term loan, revolving loan and cash. Transaction costs of $4.2 million for legal and other related costs incurred in connection with the acquisition of Northfield were expensed as incurred for the year ended December 31, 2021.

The following unaudited pro forma consolidated results of operations assume the Sizewise and Northfield acquisitions had occurred on January 1, 2020. The unaudited pro forma consolidated financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually closed on that date, nor the results that may be obtained in the future:

	Year Ended
	December 31,
(unaudited, in thousands)	2021	2020
	(Successor)	(Successor)
Revenue	$1,186,472	$1,035,181
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	28,493	(31,375)

Included in the determination of pro forma net income (loss) for the years ended December 31, 2021 and 2020 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments included depreciation and amortization of assets acquired and interest expense on additional debt to finance the acquisition. Income taxes are provided at the estimated statutory rate.

On December 11, 2020, we completed the acquisition of certain assets of a surgical laser equipment solutions provider for total consideration of approximately $8.9 million. The result of the acquired company’s operations have been included in the consolidated financial statements since that date.

On January 31, 2020, we completed the acquisition of certain assets of a surgical equipment repair and maintenance service provider for total consideration of approximately $88.3 million. The result of the acquired company’s operations have been included in the consolidated financial statements since that date.

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

The acquired intangible assets, all of which are of finite-life, are comprised of trade name and customer relationships and have a weighted average useful life of approximately 14.5 years. The total amount of goodwill that is deductible for tax purposes is $35.4 million.

This acquisition was funded from the revolving loan.

5.       Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2021
	(Successor)
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,452	$—	$—	$2,452
Interest rate swap	—	2,093	—	2,093
Liabilities:
Contingent consideration	$—	$—	$500	$500
Obligation under tax receivable agreement	—	—	39,880	39,880
Interest rate swap	—	—	—	—
Deferred compensation liabilities	2,452	—	—	2,452

	Fair Value at December 31, 2020
	(Successor)
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$1,104	$—	$—	$1,104
Liabilities:
Contingent consideration	$—	$—	$321	$321
Obligation under tax receivable agreement	—	—	50,600	50,600
Interest rate swap	—	1,883	—	1,883
Deferred compensation liabilities	1,104	—	—	1,104

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

On January 4, 2019, we entered into a tax receivable agreement (“TRA”) with our former owners. Historically, the fair value of the liability was estimated using a Monte Carlo simulation model, peer company cost of capital, discount rates and projected financial information. As realization of the tax benefits associated with the federal, state, and local net operating losses has become more certain, the reliance on the Monte Carlo model and projected financial information has decreased and the fair value of the liability is expected to approximate the maximum obligation under the TRA. Most of the information utilized in determining the obligation was not observable in the market and thus the measurement of the liability represents a Level 3 fair value measurement. If our taxable income decreases significantly, the obligation could also decrease. We made a remeasurement adjustment to increase the liability by $4.5 million and $14.3 million during the years ended December 31, 2021 and 2020, respectively. We made a remeasurement adjustment to reduce the liability by $8.0 million during the period from January 4 through December 31, 2019. We made $15.6 million in payments under the TRA during the year ended December 31, 2021, and no payments for year ended December 31, 2020 and for the period from January 4 through December 31, 2019, respectively.

In May 2020, we entered into an interest rate swap agreement to manage our interest rate exposure, see Note 7, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.

The assumptions used in preparing the discounted cash flow analyses included estimates of interest rates and the timing and amount of incremental cash flows.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2019 (Successor)	$37,669
Addition	321
Remeasurement adjustment (1)	12,931
Balance at December 31, 2020 (Successor)	$50,921
Addition	494
Payments	(15,577)
Remeasurement adjustment (1)	4,542
Balance at December 31, 2021 (Successor)	$40,380

(1)	Remeasurement adjustments are recognized in change in selling, general and administrative expense in the Consolidated Statement of Operations.

6.       Selected Financial Statement Information

Property and Equipment

Our property and equipment at December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
(in thousands)	2021	2020
	(Successor)	(Successor)
Medical Equipment	$359,284	$285,723
Less: Accumulated depreciation	(209,516)	(145,645)
Medical equipment, net	149,768	140,078
Leasehold improvements	39,026	28,415
Office equipment and vehicles	135,643	84,231
	174,669	112,646
Less: Accumulated depreciation and amortization	(66,067)	(38,308)
Property and office equipment, net	108,602	74,338
Total property and equipment, net	$258,370	$214,416

Depreciation expense recognized during the years ended December 31, 2021, 2020 and 2019 was $103.8 million, $99.6 million and $96.5 million, respectively.

There were no impairment charges on property and equipment during 2021, 2020 and 2019.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of December 31, 2021 and 2020 were recognized as part of purchase price allocation of the acquisitions during 2021 and 2020. There were no impairment losses recorded on goodwill through December 31, 2021.

Our goodwill as of December 31, 2021 and 2020 consist of the following:

(in thousands)
Balance at December 31, 2020 (Successor)	$817,113
Acquisitions	396,008
Balance at December 31, 2021 (Successor)	$1,213,121

Our other intangible assets as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021
	(Successor)
		Accumulated
(in thousands)	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationships	$756,889	$(194,312)	$—	$562,577
Non-compete agreements	14,613	(13,222)	—	1,391
Trade names	9,179	(2,230)	—	6,949
Developed technology	2,300	(58)	—	2,242
Total intangible assets	$782,981	$(209,822)	$—	$573,159

	December 31, 2020
	(Successor)
		Accumulated
(in thousands)	Cost	Amortization	Impairment	Net
Finite-life intangibles
Customer relationships	$513,189	$(118,172)	$—	$395,017
Non-compete agreements	14,613	(9,647)	—	4,966
Trade names	3,779	(1,667)	—	2,112
Total intangible assets	$531,581	$(129,486)	$—	$402,095

Total amortization expense related to intangible assets was approximately $80.3 million, $67.0 million and $64.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

There were no impairment charges during 2021 or 2020 with respect to other intangible assets.

At December 31, 2021, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2022 to 2026 is estimated as follows:

(in thousands)
2022	$83,370
2023	75,735
2024	69,374
2025	63,012
2026	56,640

Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.

Supplementary Cash Flow Information

Supplementary cash flow information is as follows:

			From	From
			January 4	January 1
	Year Ended		through	through
	December 31,		December 31,	January 3,
(in thousands)	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$7,633	$3,141	$7,842	$—
Finance lease assets and liability additions	8,783	10,286	9,968	—
Operating lease right-of-use assets and operating lease liability additions	27,660	29,577	9,674	30,426
Non-cash equity contribution	—	—	22,464	—
Issuance of common stock related to acquisition	11,300	—	—	—
Dividend and equity distribution (forfeited) payable	(26)	—	3,437	—
Software service contract additions	94	—	4,637	—

7.       Long-Term Debt

Long-term debt at December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
(in thousands)	2021	2020
	(Successor)	(Successor)
First Lien Term Loan	$1,183,071	$922,191
Second Lien Term Loan	—	240,000
Revolving Loan	—	—
Finance lease liability	26,621	24,595
	1,209,692	1,186,786
Less: unamortized deferred financing costs and debt discount	(17,190)	(25,687)
	1,192,502	1,161,099
Less: Current portion of long-term debt	(17,534)	(16,044)
Total long-term debt	$1,174,968	$1,145,055

First Lien Credit Facilities

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

On April 27, 2021, the Company entered into Amendment No. 4 (the “Amendment”) to the First Lien Credit Agreement. Pursuant to the Amendment, (i) the existing Revolving Loan was terminated and a new revolving credit facility was incurred under the First Lien Credit Agreement in an aggregate principle amount of $250 million (the “New Revolving Credit Facility”); (ii) the interest rate margin for borrowings under the New Revolving Credit Facility was set at LIBOR plus 2.75%, with stepdowns to (A) LIBOR plus 2.50% if the first lien leverage ratio (as calculated thereunder) is less than or equal to 3.75:1.00 and (B) LIBOR plus 2.25% if the first lien leverage ratio is less than or equal to 3.25:1.00; (iii) the commitment fee on the average daily undrawn portion of the New Revolving Credit Facility was reduced to 0.3750% per annum if the first lien leverage ratio is greater than 3.25:1.00 and 0.250% if the first lien leverage ratio is less than or equal to 3.25:1.00 and (iv) borrowings under the New Revolving Credit Facility mature the earlier of (x) six months prior to the then-existing final maturity date of the related term loans and (y) January 4, 2026.

In connection with the Amendment above, the Company incurred loss on extinguishment of debt of $0.3 million related to the write-off of unamortized deferred financing cost on the revolving credit facility.

In October 2021, in connection with the closing of Sizewise Rentals, LLC (“Sizewise”), we entered into Amendment No. 5 to the First Lien Credit Agreement. This amendment provides for a $150 million incremental term loan facility, the proceeds of which were used, together with cash on hand, to finance the Sizewise acquisition. This incremental term loan facility has terms identical to those applicable to the Initial Term Loans and the February 2020 Amendment (each as defined in the First Lien Credit Agreement), including as to pricing and interest, tenor, rights of payment and prepayment and right of security.

Except as described above, the Amendment has substantially the same terms as the First Lien Credit Agreement, and amendments thereto, including customary covenants and events of default.

Second Lien Term Loan

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

We used the proceeds from the IPO to repay $240 million in aggregate principal amount of our Second Lien Term Loan, $80 million of our First Lien Term Loan and $10 million of our Revolving Loan facility.

In connection with the repayment of our Second Lien Term Loan in April 2021, we incurred loss on extinguishment of debt of $9.8 million which consisted of the write-off of unamortized deferred financing costs and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million.

Interest Rate Swap

In May 2020, we entered into an interest rate swap agreement for a total notional amount of $500 million, which has the effect of converting a portion of our First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement was June 2020 and the expiration date is June 2023.

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement at December 31, 2021 was $2.1 million, of which $0.4 million is included in other current assets and $1.7 million is included in other long-term assets on our consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2021. We have not recorded any amounts due to ineffectiveness for any periods presented.

As a result of our interest rate swap agreement, we expect the effective interest rate on $350 million and $150 million of our First Lien Term Loan to be 0.3396% and 0.3290%, respectively, plus the Applicable Margin through June 2023.

We were in compliance with all financial debt covenants for all periods presented.

Maturities of Long-Term Debt

At December 31, 2021, maturities of long-term debt and capital lease obligations for each of our fiscal years ending December 31, 2021 to 2026 and thereafter, are contractually as follows:

(in thousands)
2022	$17,534
2023	15,028
2024	13,301
2025	12,109
2026	1,147,364
Thereafter	4,356
Total	1,209,692
Unamortized deferred financing costs	(12,208)
Unamortized debt discount	(4,982)
$1,192,502

8.       Leases

We lease facilities under operating lease agreements, which include both monthly and longer-term arrangements. Our finance leases consist primarily of leased vehicles.

The lease assets and liabilities are as follows:

		December 31,	December 31,
(in thousands)		2021	2020
		(Successor)	(Successor)
Lease Assets	Classification
Operating lease assets	Operating lease right-of-use assets	$80,676	$51,214
Finance lease assets	Property and equipment (1)	26,098	23,513
Total leased assets		$106,774	$74,727
Lease Liabilities
Current:
Operating	Current portion of operating lease liability	$22,826	$14,155
Finance	Current portion of long-term debt	8,136	6,694
Noncurrent:
Operating	Operating lease liability, less current portion	63,241	40,283
Finance	Long-term debt, less current portion	18,485	17,901
Total lease liabilities		$112,688	$79,033

(1)	Finance lease assets are recorded net of accumulated depreciation of $20.4 million and $13.1 million as of December 31, 2021 and 2020, respectively.

The lease cost for the year ended December 31, 2021, 2020 and for the period from January 4 through December 31, 2019 was as follows:

			From
			January 4
	Year Ended		through
	December 31,		December 31,
(in thousands)	2021	2020	2019
	(Successor)	(Successor)	(Successor)
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$8,657	$9,531	$9,058
Interest on lease liabilities	738	781	658
Operating lease cost	19,547	12,706	10,547
Short-term lease cost	791	715	41
Variable lease cost	5,641	4,388	3,397
Total lease cost	$35,374	$28,121	$23,701

The maturity of lease liabilities at December 31, 2021 was as follows:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2022	$24,399	$8,746	$33,145
2023	21,000	6,116	27,116
2024	17,959	4,285	22,244
2025	14,379	3,015	17,394
2026	10,504	2,097	12,601
Thereafter	1,657	4,530	6,187
Total lease payments	$89,898	$28,789	$118,687
Less: Interest	3,831	2,168	5,999
Present value of lease liabilities	$86,067	$26,621	$112,688

The lease term and discount rate at December 31, 2021 were as follows:

December 31,
2021
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	4.2
Finance leases	2.7
Weighted-average discount rate
Operating leases	2.2%
Finance leases	2.3%

Other information related to cash paid related to lease liabilities and lease assets obtained for the years ended December 31, 2021 and 2020, and the period from January 4 through December 31, 2019 were as follows:

			From
			January 4
	Year Ended		through
	December 31,		December 31,
(in thousands)	2021	2020	2019
	(Successor)	(Successor)	(Successor)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$738	$781	$658
Operating cash flows for operating leases	19,569	12,733	10,028
Financing cash flows for finance leases	9,097	8,024	7,609

Lease asset obtained in exchange for new finance lease liabilities	8,783	10,286	9,968
Lease asset obtained in exchange for new operating lease liabilities	27,660	29,577	9,674

9.       Shareholder’s Equity (Deficit)

Dividends

In November 2019, the Company declared a $2.23 dividend per share that was paid to holders of common stock and is paid upon vesting to holders of restricted stock units and performance restricted stock units. Dividends paid during the years ended December 31, 2021 and 2020 were $0.9 million and $1.1 million, respectively.

Dividend payable was $1.2 and $2.2 million as of December 31, 2021 and 2020, respectively, of which $0.9 million and $0.9 million was included in accounts payable and $0.3 million and $1.3 million was included in other long-term liabilities, respectively.

Common Stock

The Company has authorized and issued 130,950,061 shares of common stock with a par value of $0.0001 per share.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Income (Loss) are as follows:

	December 31,	December 31,
(in thousands)	2021	2020
	(Successor)	(Successor)
Unrealized loss on minimum pension liability adjustment, net of tax	$(20)	$(2,215)
Unrealized loss on cash flow hedge, net of tax	1,557	(1,404)
	$1,537	$(3,619)

Changes in Accumulated Other Comprehensive Loss for the year ended December 31, 2021 are as follows:

(in thousands)
Minimum pension liability - balance at December 31, 2020 (Successor)	$(2,215)
Net actuarial gain	2,649
Reclassification for amortization of net gain	293
Income tax expense related to pension	(747)
Net current year other comprehensive income	2,195
Minimum pension liability - balance at December 31, 2021 (Successor)	$(20)

Cash flow hedge - balance at December 31, 2020 (Successor)	$(1,404)
Changes in the effective portion of the fair value of cash flow hedge	3,976
Income tax expense related to cash flow hedge	(1,015)
Net current year other comprehensive income	2,961
Cash flow hedge - balance at December 31, 2021 (Successor)	$1,557

Net current year other comprehensive income	$5,156

Amount reclassified from accumulated other comprehensive loss is included in the selling, general and administrative expense in the Consolidated Statements of Operations.

10.     Share-Based Compensation

On January 4, 2019, the 2018 Omnibus Incentive Plan (“2018 Plan”) became effective. Approximately 3.0 million shares of the 2007 Stock Option Plan with an exercise price of $2.13 per share and expiration date of November 4, 2024 were rolled into the 2018 Plan on January 4, 2019.

The 2018 Plan provides for issuance of 10.4 million nonqualified stock options, restricted stock units and performance restricted stock units to any of its executives, other key employees and certain non-employee directors. The stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted have a ten-year contractual term and vest over one to four years. The restricted stock units vest over three to four years. The performance restricted stock units vest over three years upon achievement of established performance targets as defined in the agreement.

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

In connection with the IPO, we adopted an Employee Stock Purchase Plan (“ESPP”). A total of 2.0 million shares of our common stock are reserved for issuance under the ESPP. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. 71,768 shares were issued under the ESPP as of December 31, 2021. The Company recognized $0.4 million share-based compensation expense for the discount received by participating employees for the year ended December 31, 2021.

In connection with the dividend payment in November 2019, the exercise price of stock options granted under the 2018 Plan was adjusted from $8.50 to $6.27 per share. This modification did not result in additional share-based compensation expense.

A summary of activity for the stock options under the 2018 Plan is detailed below:

				Weighted
				average
		Weighted	Aggregate	remaining
	Number of	average	intrinsic	contractual
(in thousands, except exercise price and years)	options	exercise price	value	term (years)
Outstanding at January 4, 2019 (Successor)	—	$—	$—	—
Granted	6,023	4.22
Exercised	(91)	2.13	580
Forfeited or expired	(10)	6.27
Outstanding at December 31, 2019 (Successor)	5,922	$4.25	$23,669	7.1
Granted	1,274	8.25
Exercised	(239)	6.27	473
Forfeited or expired	(267)	6.38
Outstanding at December 31, 2020 (Successor)	6,690	$4.86	$81,235	6.5
Granted	710	14.09
Exercised	(651)	2.22	11,939
Forfeited or expired	—
Outstanding at December 31, 2021 (Successor)	6,749	$6.08	$114,095	6.1
Exercisable at December 31, 2021 (Successor)	4,190	$4.28	$77,948	5.0
Remaining authorized option available for issue	8,392

The exercise price of the stock option award is equal to the market value of Company’s common stock on the grant date as determined reasonably and in good faith by the Company’s Board of Directors and compensation committee and based on an analysis of a variety of factors including peer group multiples, merger and acquisition multiples, and discounted cash flow analyses.

The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.

We determine the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods.

The assumptions in the table below were used to determine the Black-Scholes fair value of stock options granted for the years ended December 31, 2021 and 2020, and the period from January 4 through December 31, 2019.

			From
			January 4
			through
	Year Ended December 31,		December 31,
	2021	2020	2019
	(Successor)	(Successor)	(Successor)
Risk-free interest rate	0.94%	0.51%	2.50%
Expected volatility	34.05%	33.95%	34.13%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	5.92	3.03	3.57
Black-Scholes Value of options	$4.83	$1.94	$2.42

Expected volatility is based on an independent valuation of the stock of companies within our peer group. Given the lack of a true comparable company, the peer group consists of selected public healthcare companies representing our suppliers, customers and competitors within certain product lines. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life. The expected option life is estimated based on foreseeable trends.

At December 31, 2021, unearned non-cash share-based compensation related to 2018 Plan that we expect to recognize as expense over a weighted average period of 1.8 years, totals approximately $4.6 million, net of our estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of the Company.

Restricted Stock Units and Performance Restricted Stock Units

A summary of activity for restricted stock units and performance restricted stock units is detailed below:

		Weighted
		average
	Number of	grant date
	units	fair value
Nonvested at January 4, 2019 (Successor)	—	$—
Granted	1,575	8.50
Vested	—	—
Forfeited	(29)	8.50
Nonvested at December 31, 2019 (Successor)	1,546	$8.50
Granted	1,057	8.25
Vested	(512)	8.50
Forfeited	(147)	8.45
Nonvested at December 31, 2020 (Successor)	1,944	$8.37
Granted	1,180	14.69
Vested	(817)	8.58
Forfeited	(135)	11.55
Nonvested at December 31, 2021 (Successor)	2,173	$11.26

Future expense related to restricted stock units and performance restricted stock units that we expect to recognize as expense over a weighted average period of 2.0 years totals approximately $14.8 million, net of our estimated forfeiture rate of 2.0%.

For the years ended December 31, 2021 and 2020, and for the periods from January 4 through December 31, 2019  and from January 1 through January 3, 2019, we recognized non-cash share-based compensation expense of $14.0 million, $10.3 million, $5.8 million and $5.9 million, respectively, which is primarily included in selling, general and administrative expenses.

Restricted stock units and performance restricted stock units are not taxable to the employee until they have settled and underlying shares have been delivered. In connection with the IPO, settlement of vested restricted stock unit and performance restricted stock unit awards granted prior to 2021 were deferred until one year following our IPO as permitted under the 2018 Plan and in accordance with the terms of the grant agreements. As a result, shares underlying these vested restricted stock unit and performance restricted stock unit awards will be delivered on April 23, 2022 and will become taxable to the employees on that date. Upon settlement, we will reduce the number of shares that the employee is entitled to receive to cover the estimated income taxes and other payroll taxes. We will then pay the outstanding tax liability. The amount of the tax liability is dependent upon the share price at the date of settlement and, although difficult to quantify, is currently estimated to be between $15 million and $20 million. This liability will be paid in the second quarter of 2022.

Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance was 8.4 million shares at December 31, 2021.

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

12.     Related Party Transactions

Management Agreement

On January 4, 2019, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor provided management, consulting and other advisory services to the Company. In consideration for these services, the Company paid to the Advisor (i) a non-refundable periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed upon in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off or split-off transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses (i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies also paid expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor. Total professional services fees incurred to the Advisor were $0.6 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively.

The Advisory Services Agreement was terminated upon the completion of the IPO. In connection with the termination of the Advisory Services Agreement, we were required to pay to the Advisor a buyout fee of approximately $7.0 million, which was expensed in the second quarter of 2021.

13.     Limited Liability Companies

We participate with others in the formation of LLCs in which the Company becomes a partner and shares the financial interest with the other investors. The Company is the primary beneficiary of these LLCs. These LLCs acquire certain medical equipment for use in their respective business activities, which generally focus on surgical procedures. The LLCs will acquire medical equipment for rental purposes under equipment financing leases. At December 31, 2021, the LLCs had approximately $0.4 million of total assets. The third-party investors in each respective LLC generally provide the lease financing company with individual proportionate lease guarantees based on their respective ownership percentages in the LLCs. In addition, the Company will provide such financing companies with its corporate guarantee based on its respective ownership interest in each LLC. In certain instances, the Company has provided such financing companies with an overall corporate guarantee in connection with equipment financing transactions. In such instances, the individual investors in each respective LLC will generally indemnify us against losses, if any, incurred in connection with the Company’s corporate guarantee. Additionally, we provide operational and administrative support to the LLCs in which it is a partner. As of December 31, 2021, we held interests in two active LLCs.

In accordance with guidance issued by the FASB, we account for equity investments in LLCs (in which we are the primary beneficiary) under the full consolidation method whereby transactions between the Company and the LLCs have been eliminated through consolidation.

14.     Employee Benefit Plans

ASC Topic 715, “Compensation — Retirement Benefits” requires employers to recognize the under- funded or over funded status of a defined benefit post retirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, ASC Topic 715 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet date.

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.

The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2021 and 2020 are as follows:

Change in Benefit Obligation

(in thousands)	2021	2020
	(Successor)	(Successor)
Benefit obligations at beginning of year	$33,007	$30,514
Interest cost	785	955
Actuarial (gain) loss	(1,260)	2,877
Benefit paid	(1,382)	(1,339)
Benefit obligations at end of year	$31,150	$33,007

Change in Plan Assets

(in thousands)	2021	2020
	(Successor)	(Successor)
Fair value of plan assets at beginning of year	$24,630	$22,616
Actual return on plan assets	2,495	2,228
Employer contributions	650	1,125
Benefits paid	(1,382)	(1,339)
Fair value of plan assets at end of year	$26,393	$24,630

Funded Status

(in thousands)	2021	2020
	(Successor)	(Successor)
Funded status	$(4,757)	$(8,377)
Unrecognized net actuarial loss/accumulated other comprehensive loss	28	2,969
Net amount recognized	$(4,729)	$(5,408)

A summary of our pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2021	2020
	(Successor)	(Successor)
Projected benefit obligation	$31,150	$33,007
Accumulated benefit obligation (“ABO”)	31,150	33,007
Fair value of plan assets	26,393	24,630
ABO less fair value of plan assets	4,757	8,377

Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2021	2020
	(Successor)	(Successor)
Current liabilities	$650	$650
Noncurrent liabilities	4,107	7,727
Total amount recognized	$4,757	$8,377

Net Periodic Benefit Cost

The components of net periodic benefit cost are as follows:

			From
			January 4
	Year Ended		through
	December 31,		December 31,
(in thousands)	2021	2020	2019
	(Successor)	(Successor)	(Successor)
Interest cost	$785	$955	$1,132
Expected return on plan assets	(1,107)	(1,110)	(1,073)
Recognized net actuarial loss	293	49	—
Net periodic benefit cost	$(29)	$(106)	$59

Change in Accumulated Other Comprehensive Loss

			From
			January 4
	Year Ended		through
	December 31,		December 31,
(in thousands)	2021	2020	2019
	(Successor)	(Successor)	(Successor)
Beginning of year	$(2,215)	$(940)	$(9,059)
Net actuarial gain (loss)	2,649	(1,759)	(1,259)
Impact of reflecting purchase accounting	—	—	9,059
Amortization of net gain	293	49	—
Income tax expense related to pension	(747)	435	319
End of year	$(20)	$(2,215)	$(940)

Pension Plan Assets

Our target pension plan asset allocation and actual pension plan allocation of assets at December 31, are as follows:

	Target
Asset Category	Allocation	2021	2020
		(Successor)	(Successor)
Equity securities	65%	67%	80%
Debt securities and cash	35	33	20
	100%	100%	100%

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

Fair Value Measurement

The following tables present our plan assets, using the fair value hierarchy as disclosed in Note 5, Fair Value Measurements, as of December 31, 2021 and 2020.

	Assets at Fair Value as of December 31, 2021
	(Successor)
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—
Registered investment companies:
Total international stock index fund	8,525	—	—	8,525
Total stock market index fund	9,127	—	—	9,127
Total return fund	8,625	—	—	8,625
Pending trades	116	—	—	116
Total assets at fair value	$26,393	$—	$—	$26,393

	Assets at Fair Value as of December 31, 2020
	(Successor)
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$660	$—	$—	$660
Registered investment companies:
Total international stock index fund	9,533	—	—	9,533
Total stock market index fund	6,400	—	—	6,400
Total return fund	4,150	—	—	4,150
Volatility risk premium defensive fund	3,887	—	—	3,887
Total assets at fair value	$24,630	$—	$—	$24,630

Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.

Contributions

The Company contributed $0.7 million, $1.1 million and $0.5 million to the pension plan during the years ended December 31, 2021 and 2020, and for the period from January 4 through December 31, 2019, respectively. The Company expects to make contribution of approximately $0.7 million in 2022.

Estimated Future Benefit Payments

The following benefit payments are expected to be paid:

(in thousands)
2022	$1,449
2023	1,555
2024	1,599
2025	1,638
2026	1,703
2027 - 2032	8,895

Pension Plan Assumptions

The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2021	2020	2019
	(Successor)	(Successor)	(Successor)
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	2.77%	2.43%	3.17%
Expected return on assets	5.05%	5.40%	5.50%
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	2.43%	3.17%	4.26%
Expected return on assets	5.05%	5.40%	5.50%
Rate of compensation increase	N/A	N/A	N/A

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

Other Employee Benefits

The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 60% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $5.6 million, $4.0 million and $3.0 million for the years ended December 31, 2021 and 2020, and for the period from January 4 through December 31, 2019, respectively.

The Company is self-insured for employee healthcare up to $250,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year. Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles. The Company is liable for up to $250,000 per individual workers’ compensation claim and up to $500,000 per accident for automobile liability claims. Self-insurance and deductible costs are included in other accrued expenses in the consolidated balance sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.

15.     Income Taxes

The (benefit) provision for income taxes consists of the following:

			From	From
			January 4	January 1
	Year Ended		through	through
	December 31,		December 31,	January 3,
(in thousands)	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Federal Current	$223	$—	$—	$—
State Current	4,206	1,710	445	—
Total Current	4,429	1,710	445	—
Federal Deferred	11,823	(3,351)	(11,802)	(11,130)
State Deferred	181	(1,593)	(3,500)	(2,151)
Total Deferred	12,004	(4,944)	(15,302)	(13,281)
	$16,433	$(3,234)	$(14,857)	$(13,281)

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follow:

			From	From
			January 4	January 1
	Year Ended		through	through
	December 31,		December 31,	January 3,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Statutory U.S. Federal income tax rate	21.0%	(21.0)%	(21.0)%	(21.0)%
State income taxes, net of U.S. Federal income tax	4.8	(6.3)	(3.5)	(2.2)
Permanent items	0.5	2.0	0.9	1.7
Deferred rate change	1.8	0.2	(1.0)	(0.6)
Share-based compensation	(5.2)	(1.4)	(3.5)	(58.2)
TRA fair value adjustment	2.9	14.1	(4.4)	—
Transaction costs	2.3	—	—	2.7
Valuation allowance	—	—	—	—
Executive compensation disallowed	11.1	—	—	—
Other	1.4	(0.2)	0.4	0.1
Effective income tax rate	40.6%	(12.6)%	(32.1)%	(77.5)%

Our effective tax rate for the year ended December 31, 2021 was primarily impacted by share-based compensation, executive compensation disallowed under Internal Revenue Code Section 162(m), a tax rate change, transaction costs and our tax receivable agreement. Our effective tax rate for the year ended December 31, 2020 and the period from January 4 through December 31, 2019 was primarily impacted by our tax receivable agreement. Our effective tax rate for the period from January 1 through January 3, 2019 was reduced by 55.7% for excess tax benefits associated with exercises of share-based compensation.

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. Among others, the CARES Act delayed payment of employer payroll taxes and adjusted the depreciable life of qualified leasehold improvement property. We have reflected the impact of the CARES Act within our consolidated financial statements for the years ended December 31, 2021 and 2020, and such impact was not material to our consolidated financial statements.

The components of the Company’s overall deferred tax assets and liabilities are as follows:

	December 31,	December 31,
(in thousands)	2021	2020
	(Successor)	(Successor)
Deferred tax assets:
Accounts receivable	$797	$507
Accrued compensation and pension	17,063	19,190
Inventories	1,942	616
Other assets	2,924	3,574
Unrealized loss on pension	7	754
Operating lease liability	22,120	13,826
Unrealized (gain) loss on cash flow hedge	(536)	478
Net operating loss carryforwards	30,660	44,819
Total deferred tax assets	74,977	83,764
Deferred tax liabilities:
Other liabilities	(3,545)	(3,056)
Accelerated depreciation and amortization	(191,461)	(128,518)
Prepaid assets	(2,683)	(1,931)
Operating lease right-of-use assets	(20,595)	(13,007)
Total deferred tax liabilities	(218,284)	(146,512)
Net deferred tax asset (liabilities)	$(143,307)	$(62,748)

At December 31, 2021, the Company had available unused federal net operating loss carryforwards of approximately $105.1 million. There is no expiration of federal net operating losses. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities.

Under the Code, certain corporate stock transactions into which the Company has entered or may enter in the future could limit the amount of the net operating loss carryforwards that can be utilized in future periods.  The Company has completed a review of historical stock transactions, as well as the stock transactions completed in the current year and concluded that there is no material limitation on the use of the net operating loss carryforwards.

In assessing the need for a valuation allowance, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding our forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The Company has been generating taxable income in recent years and is projecting significant taxable income in future years due to continued growth. As such, we believe that it is more likely than not that we will be able to realize our deferred tax assets and have not recorded a valuation allowance for the years ended December 31, 2021 and 2020, the period from January 4 through December 31, 2019 and the period from January 1 through January 3, 2019.

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

The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for taxable years before 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2021, 2020 and 2019 is as follows:

(in thousands)
Unrecognized tax benefits balance at January 1, 2019 (Predecessor)	$1,365
Gross decreases for tax positions in 2019	(25)
Unrecognized tax benefits balance at December 31, 2019 (Successor)	1,340
Gross decreases for rate change in 2020	—
Unrecognized tax benefits balance at December 31, 2020 (Successor)	1,340
Gross increase for tax positions in 2021	8,771
Unrecognized tax benefits balance at December 31, 2021 (Successor)	$10,111

The Company has unrecognized tax benefits of $8.8 million as of December 31, 2021 that, if recognized, would impact the effective tax rate. The gross increase in 2021 was the result of the Sizewise Acquisition for which the exposure is fully indemnified. The Company has $3.2 million in accrued interest and penalties related to unrecognized tax benefits as of December 31, 2021. The Company expects that it is reasonably possible that approximately $1.4 million of unrecognized tax benefits will reverse within the next twelve months.

16.     Concentration

For the year ended December 31, 2021, approximately 17% of total revenue related to various contracts with the U.S. Department of Health and Human Services’ (“HHS”) Office of Assistant Secretary of Preparedness and Response (“ASPR”).

17. Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

			From
			January 4
	Year Ended		through
	December 31,		December 31,
	2021	2020	2019
	(Successor)	(Successor)	(Successor)
Basic weighted average shares outstanding	120,877,480	98,976,226	98,942,437
Net effect of dilutive stock awards based upon the treasury stock method	7,619,740	—	—
Dilutive weighted average shares outstanding	128,497,220	98,976,226	98,942,437

Basic earnings (loss) per share	$0.20	$(0.23)	$(0.32)
Diluted earnings (loss) per share	$0.19	$(0.23)	$(0.32)

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share	—	7,108,088	3,686,255

18.     Subsequent Events

On February 28, 2022, we entered into a new 12-month sole source agreement (the “Agreement”) with HHS/ASPR to provide comprehensive ventilator and powered air purifying respirator (“PAPR”) systems management and maintenance services in connection with ongoing support and maintenance of the national stockpile. This Agreement replaces the three prior agreements between Agiliti and HHS/ASPR that ran from July 21, 2020 to February 27, 2022, and is comprised of an initial 6-month base term, running from the period of February 28, 2022 to August 27, 2022, with a 6-month option term that will expire February 27, 2023. The term of this new Agreement will allow adequate time for HHS/ASPR to compete a longer-term agreement for comprehensive ventilator and PAPR systems management and maintenance services without having a lapse in critical COVID-19 pandemic response needs.