Form 10-Q
period 2022-03-31
AGILITI, INC. \DE
filed 2022-05-10
CIK 1749704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 001-40361

AGILITI, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-1608463
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11095 Viking Drive

Eden Prairie, Minnesota 55344

(Address of principal executive offices, including zip code)

(952) 893-3200

(Registrant’s telephone number, including area code)

6625 West 78th Street, Suite 300

Minneapolis, MN 55439

(Former address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of common stock outstanding as of April 29, 2022:   132,798,787

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements — Unaudited

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52,103	$74,325
Accounts receivable, less allowance for credit losses of $3,006 at March 31, 2022 and $2,902 at December 31, 2021	213,547	209,308
Inventories	55,954	55,307
Prepaid expenses	14,614	18,549
Other current assets	6,453	395
Total current assets	342,671	357,884
Property and equipment, net	256,667	258,370
Goodwill	1,213,121	1,213,121
Operating lease right-of-use assets	85,960	80,676
Other intangibles, net	551,996	573,159
Other	36,846	32,537
Total assets	$2,487,261	$2,515,747
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$17,693	$17,534
Current portion of operating lease liability	22,883	22,826
Current portion of obligation under tax receivable agreement	29,397	29,187
Accounts payable	57,454	53,851
Accrued compensation	36,396	47,951
Accrued interest	3,269	3,473
Deferred revenue	6,918	5,808
Other accrued expenses	29,539	27,900
Total current liabilities	203,549	208,530
Long-term debt, less current portion	1,103,785	1,174,968
Obligation under tax receivable agreement, pension and other long-term liabilities	31,196	29,629
Operating lease liability, less current portion	73,142	63,241
Deferred income taxes, net	149,571	143,307
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized; 131,476,924 and 130,950,061 shares issued and outstanding at March 31, 2022 and December 31, 2021	13	13
Additional paid-in capital	943,517	938,888
Accumulated deficit	(24,594)	(44,486)
Accumulated other comprehensive income	6,966	1,537
Total Agiliti, Inc. and Subsidiaries equity	925,902	895,952
Noncontrolling interest	116	120
Total equity	926,018	896,072
Total liabilities and equity	$2,487,261	$2,515,747

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue	$294,444	$235,245
Cost of revenue	170,817	133,922
Gross margin	123,627	101,323
Selling, general and administrative expense	86,138	69,224
Operating income	37,489	32,099
Interest expense	10,664	18,021
Income before income taxes and noncontrolling interest	26,825	14,078
Income tax expense	6,905	4,495
Consolidated net income	19,920	9,583
Net income attributable to noncontrolling interest	28	30
Net income attributable to Agiliti, Inc. and Subsidiaries	$19,892	$9,553

Basic income per share	$0.15	$0.10
Diluted income per share	$0.14	$0.09

Weighted-average common shares outstanding:
Basic	131,148,108	99,103,933
Diluted	139,426,334	106,090,703

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Consolidated net income	$19,920	$9,583
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0 and $19	—	55
Gain on cash flow hedge, net of tax of $1,866 and $271	5,429	796
Total other comprehensive income	5,429	851
Comprehensive income	25,349	10,434
Comprehensive income attributable to noncontrolling interest	28	30
Comprehensive income attributable to Agiliti, Inc. and Subsidiaries	$25,321	$10,404

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(in thousands)

(unaudited)

				Accumulated	Total
		Additional		Other	Agiliti, Inc.		Total
	Common	Paid-in	Accumulated	Comprehensive	and	Noncontrolling	Equity
	Stock	Capital	Deficit	Income (Loss)	Subsidiaries	Interests	(Deficit)
Balance at December 31, 2021	$13	$938,888	$(44,486)	$1,537	$895,952	$120	$896,072
Net income	—	—	19,892	—	19,892	28	19,920
Other comprehensive income	—	—	—	5,429	5,429	—	5,429
Share-based compensation expense	—	4,425	—	—	4,425	—	4,425
Stock options exercised	—	978	—	—	978	—	978
Shares forfeited for taxes	—	(792)			(792)	—	(792)
Dividend forfeited, net of payable	—	18	—	—	18	—	18
Cash distributions to noncontrolling interests	—	—	—	—	—	(32)	(32)
Balance at March 31, 2022	$13	$943,517	$(24,594)	$6,966	$925,902	$116	$926,018

Balance at December 31, 2020	$10	$513,902	$(68,492)	$(3,619)	$441,801	$144	$441,945
Net income	—	—	9,553	—	9,553	30	9,583
Other comprehensive income	—	—	—	851	851	—	851
Proceeds from issuance of common stock	—	11,300	—	—	11,300	—	11,300
Share-based compensation expense	—	2,412	—	—	2,412	—	2,412
Dividend forfeited, net of payable	—	12	—	—	12	—	12
Cash distributions to noncontrolling interests	—	—	—	—	—	(50)	(50)
Balance at March 31, 2021	$10	$527,626	$(58,939)	$(2,768)	$465,929	$124	$466,053

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$19,920	$9,583
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	22,498	26,217
Amortization	23,358	18,399
Remeasurement of tax receivable agreement	—	4,148
Provision for credit (gains) losses	(27)	18
Provision for inventory obsolescence	325	1,532
Non-cash share-based compensation expense	4,637	2,412
Gain on sales and disposals of equipment	(593)	(647)
Deferred income taxes	4,398	3,932
Changes in operating assets and liabilities:
Accounts receivable	(6,212)	2,898
Inventories	(972)	3,641
Other operating assets	1,132	226
Accounts payable	5,351	1,361
Other operating liabilities	(6,691)	(10,811)
Net cash provided by operating activities	67,124	62,909
Cash flows from investing activities:
Medical equipment purchases	(10,005)	(4,415)
Property and office equipment purchases	(5,215)	(3,915)
Proceeds from disposition of property and equipment	644	1,003
Acquisitions, net of cash acquired	—	(450,198)
Net cash used in investing activities	(14,576)	(457,525)
Cash flows from financing activities:
Proceeds under revolver	—	10,000
Proceeds under term loan	—	198,052
Payments under term loan	(71,474)	(2,840)
Payments of principal under finance lease liability	(2,223)	(2,051)
Payments under tax receivable agreement	—	(748)
Distributions to noncontrolling interests	(32)	(50)
Proceeds from exercise of stock options	978	—
Dividend and equity distribution payment	(906)	(924)
Shares forfeited for taxes	(792)	—
Payments of contingent consideration	(321)	—
Net cash provided by (used in) financing activities	(74,770)	201,439
Net change in cash and cash equivalents	(22,222)	(193,177)
Cash and cash equivalents at the beginning of period	74,325	206,505
Cash and cash equivalents at the end of period	$52,103	$13,328

Supplemental cash flow information:
Interest paid	$9,523	$19,746
Income taxes (refund) paid	604	(715)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Agiliti, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.Basis of Presentation

Description of Business

Agiliti, Inc. and its consolidated subsidiaries (Federal Street Acquisition Corp (“FSAC”), Agiliti Holdco, Inc. and Agiliti Health, Inc. and subsidiaries (“we”, “our”, “us”, the “Company” or “Agiliti”)) is a nationwide provider of healthcare technology management and service solutions to the United States healthcare industry. Agiliti, Inc. owns 100% of FSAC. FSAC owns 100% of Agiliti Holdco, Inc. Agiliti Holdco, Inc. owns 100% of Agiliti Health, Inc. Agiliti Health, Inc. owns 100% of Agiliti Surgical, Inc., Agiliti Imaging, Inc., Agiliti Surgical Equipment Repair, Inc. (formerly known as Northfield Medical, Inc.) and Sizewise Rentals, LLC. Agiliti Health, Inc. and its subsidiaries are the only entities with operations. All other entities have no material assets, liabilities, cash flows or operations other than their investment and ownership of Agiliti Health, Inc. and subsidiaries.

Initial Public Offering

On April 22, 2021, our registration statement on Form S-1 (File No. 333-253947) related to our initial public offering (“IPO”) was declared effective by the SEC, and our common stock began trading on the New York Stock Exchange (“NYSE”) on April 23, 2021. Our IPO closed on April 27, 2021.

Basis of Presentation

The interim condensed consolidated financial statements have been prepared by the Company without audit. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto in the Company’s Annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022 (“2021 Form 10-K Report”).

The interim condensed consolidated financial statements presented herein as of March 31, 2022, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

A description of our significant accounting policies is included in the audited consolidated financial statements. There have been no material changes to these policies for the quarter ended March 31, 2022.

2.Recent Accounting Pronouncements

Standards Adopted

No recent accounting pronouncements have been issued or adopted since those discussed in the 2021 Form 10-K Report that are of material significance, or have potential material significance, to the Company.

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

3.Revenue Recognition

Customer arrangements typically have multiple performance obligations to provide equipment solutions, clinical engineering and/or onsite equipment managed services on a per use and/or over time basis. Contractual prices are established within our customer arrangements that are representative of stand-alone selling prices. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The Company’s performance obligations that are satisfied at a point in time are recognized when the service is performed or equipment is delivered to the customer. For performance obligations satisfied over time, the Company uses a straight-line method to recognize revenue ratably over the contract period, as this coincides with the Company’s performance under the contract.

In the following table, revenue is disaggregated by service solution:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Equipment Solutions	$121,855	$82,471
Clinical Engineering	102,799	75,106
Onsite Managed Services	69,790	77,668
Total revenue	$294,444	$235,245

The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 was $16.8 and $15.9 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.

The Company had a balance of $6.9 and $5.8 million of deferred revenue as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022, $1.0 million of revenue was recognized that was included in deferred revenue at the beginning of the period.

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

The following summarizes the fair values of assets acquired and liabilities assumed at the date of the Sizewise Acquisition within our consolidated balance sheet as of December 31, 2021:

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

On March 19, 2021, we completed a stock purchase agreement to purchase all of the outstanding capital stock of Northfield Medical, Inc. (“Northfield”), a company specializing in the service and repair of medical equipment and instruments for a total consideration of approximately $472.3 million (“Northfield Acquisition”). The consideration consisted of $461.0 million of cash paid and $11.3 million in issuance of 752,328 shares of common stock. The results of Northfield’s operations have been included in the consolidated financial statements since March 19, 2021. During the year ended December 31, 2021, adjustments affecting the fair values of assets acquired and liabilities assumed decreased accounts receivable $0.2 million, increased goodwill $1.3 million, increased accounts payable $0.1 million, and increased deferred income taxes $1.0 million. All adjustments net to zero.

The following summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition within our consolidated balance sheet as of December 31, 2021:

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

The following unaudited pro forma consolidated results of operations assume the Sizewise and Northfield acquisitions had occurred on January 1, 2021. The unaudited pro forma consolidated financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the acquisitions had actually closed on that date, nor the results that may be obtained in the future:

	Three Months Ended
	March 31,
(unaudited, in thousands)	2022	2021
Revenue	$294,444	$301,530
Net income attributable to Agiliti, Inc. and Subsidiaries	19,892	12,422

Included in the determination of pro forma net income for the three months ended March 31, 2021 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments included depreciation and amortization of assets acquired and interest expense on additional debt to finance the acquisition. Income taxes are provided at the estimated statutory rate. Revenue and net income for the three months ended March 31, 2022 are as reported.

5.Fair Value Measurements

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value at March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,416	$—	$—	$2,416
Interest rate swap	—	9,389	—	9,389
Total Assets	$2,416	$9,389	$—	$11,805
Liabilities:
Obligation under tax receivable agreement	—	—	40,090	40,090
Deferred compensation liabilities	2,416	—	—	2,416
Total Liabilities	$2,416	$—	$40,090	$42,506

	Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,452	$—	$—	$2,452
Interest rate swap	—	2,093	—	2,093
Total Assets	$2,452	$2,093	$—	$4,545
Liabilities:
Contingent consideration	$—	$—	$500	$500
Obligation under tax receivable agreement	—	—	39,880	39,880
Deferred compensation liabilities	2,452	—	—	2,452
Total Liabilities	$2,452	$—	$40,380	$42,832

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

On January 4, 2019, we entered into a tax receivable agreement (“TRA”) with our former owners. The fair value of the obligation under the TRA was estimated using company specific assumptions that are not observable in the market and thus represents a Level 3 fair value measurement. Management’s estimate of the valuation of the obligation under the TRA is based on a Monte Carlo model which involves the use of projected cash flows of the Company, a discount rate, and historical deferred tax assets subject to the agreement. There were no remeasurement adjustments or payments made under the TRA during the three months ended March 31, 2022. We made a remeasurement adjustment of $4.1 million and payment of $0.7 million during the three months ended March 31, 2021.

In May 2020, we entered into an interest rate swap agreement to manage our interest rate exposure. For additional information on the interest swap agreement, see Note 8, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.

In January 2022, the contingent consideration liability was reduced to zero due to a $0.5 million earn-out payment made to the previous owners of a surgical laser equipment solutions company, in which we acquired assets on December 11, 2020, based on achievement of certain revenue results.

Fair Value of Other Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The fair value of our outstanding First Lien Term Loan (as defined in Note 8, Long-Term Debt) as of March 31, 2022 and December 31, 2021, is based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
First Lien Term Loan (1)	$1,097,073	$1,103,260	$1,167,649	$1,174,871
(1)	The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $9.8 and $10.4 million and unamortized debt discount of $4.7 and $5.0 million as of March 31, 2022 and December 31, 2021, respectively.

6.Selected Financial Statement Information

Property and Equipment

Our Property and Equipment is grouped into Medical Equipment and Property and Office Equipment. Depreciation of medical equipment is provided on the straight-line method over the equipment’s estimated useful life, generally four to seven years. The cost and accumulated depreciation of medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in cost of revenue in the period the asset is retired or sold. Property and office equipment includes property, leasehold improvements and office equipment. Depreciation and amortization of property and office equipment is provided on the straight-line method over the lesser of the remaining useful life or lease term for leasehold improvements and three to ten years for office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in selling, general and administrative expense in the period the asset is retired or sold.

	March 31,	December 31,
(in thousands)	2022	2021
Medical equipment	$366,730	$359,284
Less: Accumulated depreciation	(222,116)	(209,516)
Medical equipment, net	144,614	149,768
Leasehold improvements	43,898	39,026
Office equipment and vehicles	141,812	135,643
	185,710	174,669
Less: Accumulated depreciation	(73,657)	(66,067)
Property and office equipment, net	112,053	108,602
Total property and equipment, net	$256,667	$258,370

Depreciation expense recognized during the three months ended March 31, 2022 and 2021 was $22.5 million and $26.2 million, respectively.

There were no impairment charges on property and equipment during the three months ended March 31, 2022 and 2021.

Goodwill and Other Intangible Assets

Our goodwill as of March 31, 2022 and December 31, 2021 consists of the following:

(in thousands)
Balance at December 31, 2021	$1,213,121
Acquisitions	—
Balance at March 31, 2022	$1,213,121

There were no impairment losses recorded on goodwill through March 31, 2022.

Our other intangible assets as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022
		Accumulated
(in thousands)	Gross	Amortization	Net
Finite-life intangibles
Customer relationship	$756,889	$(214,885)	$542,004
Non-compete agreements	5,505	(4,452)	1,053
Trade names	7,806	(1,052)	6,754
Developed technology	2,300	(115)	2,185
Total other intangible assets	$772,500	$(220,504)	$551,996

	December 31, 2021
		Accumulated
(in thousands)	Gross	Amortization	Net
Finite-life intangibles
Customer relationship	$756,889	$(194,312)	$562,577
Non-compete agreements	14,613	(13,222)	1,391
Trade names	9,179	(2,230)	6,949
Developed technology	2,300	(58)	2,242
Total other intangible assets	$782,981	$(209,822)	$573,159

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

Total amortization expense related to intangible assets was $21.2 and $16.5 million for the three months ended March 31, 2022 and 2021, respectively. There were no impairment charges during the three months ended March 31, 2022 and 2021 with respect to other intangible assets.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2022 and the next five years is as follows:

(in thousands)
Remainder of 2022	$69,328
2023	75,846
2024	69,462
2025	63,138
2026	56,766
2027	50,301

Supplementary Cash Flow Information

Supplementary cash flow information is as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$1,037	$4,336
Finance lease assets and liability additions	1,655	1,131
Operating lease right-of-use assets and operating lease liability additions	15,189	664
Issuance of common stock related to acquisition	—	11,300

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

In connection with the IPO, we adopted an Employee Stock Purchase Plan (“ESPP”). A total of 2.0 million shares of our common stock are reserved for issuance under the ESPP. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. The Company recognizes share-based compensation expense for the discount received by participating employees. No shares were issued under the ESPP as of March 31, 2022. The Company recognized $0.2 million share-based compensation expense for the discount received by participating employees for the three months ended March 31, 2022.

Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance were 6.6 million shares at March 31, 2022.

8.Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(in thousands)	2022	2021
First Lien Term Loan	$1,111,597	$1,183,071
Finance lease liability	26,046	26,621
	1,137,643	1,209,692
Less: unamortized deferred financing costs and debt discount	(16,165)	(17,190)
	1,121,478	1,192,502
Less: Current portion of long-term debt	(17,693)	(17,534)
Total long-term debt	$1,103,785	$1,174,968

First Lien Credit Facilities. On January 4, 2019, in connection with and substantially concurrent with the closing of the business combination, the Company entered into a credit agreement (the “First Lien Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, Agiliti Holdco, Inc., certain subsidiaries of Agiliti Health, Inc. acting as guarantors (the “Guarantors”), and the lenders from time-to-time party thereto.

The First Lien Credit Agreement originally provided for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660 million (the “First Lien Term Loan”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Revolving Loan”), together (“First Lien Credit Facilities”). In February 2020, we increased our principal First Lien Term Loan facility by $125 million and the revolving loan facility by $40 million. In October 2020 and March 2021, we further increased our principal First Lien Term Loan facility by $150 million and $200 million, respectively. All terms to the First Lien Term Loan remained the same, except these additional loans are subject to an interest rate floor of 0.75%.

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

On April 27, 2021, the Company entered into Amendment No. 4 (the “Amendment”) to the First Lien Credit Agreement. Pursuant to the Amendment, (i) the existing Revolving Loan was terminated and a new revolving credit facility was incurred under the First Lien Credit Agreement in an aggregate principle amount of $250.0 million (the “New Revolving Credit Facility”); (ii) the interest rate margin for borrowings under the New Revolving Credit Facility was set at LIBOR plus 2.75%, with step downs to (A) LIBOR plus 2.50% if the first lien leverage ratio (as calculated thereunder) is less than or equal to 3.75:1.00 and (B) LIBOR plus 2.25% if the first lien leverage ratio is less than or equal to 3.25:1.00; (iii) the commitment fee on the average daily undrawn portion of the New Revolving Credit Facility was reduced to 0.3750% per annum if the first lien leverage ratio is greater than 3.25:1.00 and 0.250% if the first lien leverage ratio is less than or equal to 3.25:1.00 and (iv) borrowings under the New Revolving Credit Facility mature the earlier of (x) six months prior to the then-existing final maturity date of the related term loans and (y) January 4, 2026.

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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement at March 31, 2022 was $9.4 million, of which $6.2 million is included in other current assets and $3.2 million is included in other long-term assets on our condensed consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our condensed consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at March 31, 2022. We have not recorded any amounts due to ineffectiveness for any periods presented.

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

The lease assets and liabilities are as follows:

		March 31,	December 31,
(in thousands)		2022	2021
Lease Assets	Classification
Operating lease assets	Operating lease right-of-use assets	$85,960	$80,676
Finance lease assets	Property and equipment (1)	25,815	26,098
Total leased assets		$111,775	$106,774
Lease Liabilities
Current:
Operating	Current portion of operating lease liability	$22,883	$22,826
Finance	Current portion of long-term debt	8,295	8,136
Noncurrent:
Operating	Operating lease liability, less current portion	73,142	63,241
Finance	Long-term debt, less current portion	17,751	18,485
Total lease liabilities		$122,071	$112,688
(1)	Finance lease assets are recorded net of accumulated depreciation of $23.5 and $20.4 million as of March 31, 2022 and December 31, 2021, respectively.

The lease cost for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$2,145	$2,192
Interest on lease liabilities	192	182
Operating lease cost	7,275	4,306
Short-term lease cost	245	156
Variable lease cost	1,506	1,461
Total lease cost	$11,363	$8,297

The maturity of lease liabilities at March 31, 2022 was as follows:

	Operating	Finance
(in thousands)	Leases	Leases	Total
2022 remaining	$18,640	$6,931	$25,571
2023	22,905	5,259	28,164
2024	19,895	4,049	23,944
2025	16,165	3,081	19,246
2026	12,333	2,347	14,680
Thereafter	11,310	6,960	18,270
Total lease payments	$101,248	$28,627	$129,875
Less: Interest	5,223	2,581	7,804
Present value of lease liabilities	$96,025	$26,046	$122,071

The lease term and discount rate at March 31, 2022 were as follows:

March 31,
2022
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	2.5
Weighted-average discount rate
Operating leases	2.2%
Finance leases	2.3%

Other information related to cash paid related to lease liabilities and lease assets obtained for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$192	$183
Operating cash flows for operating leases	6,352	4,210
Financing cash flows for finance leases	2,223	2,051

Lease asset obtained in exchange for new finance lease liabilities	1,655	1,131
Lease asset obtained in exchange for new operating lease liabilities	15,189	664

10.Dividend

In November 2019, the Company declared a $2.23 dividend per share that was paid to holders of common stock and is paid upon vesting to holders of restricted stock units and performance restricted stock units. Dividends paid during each of the three months ended March 31, 2022 and 2021 was $0.9 million.

Dividends payable was $0.3 million as of March 31, 2022, all of which was included in accounts payable, and $1.2 million as of December 31, 2021, of which $0.9 million was included in accounts payable and $0.3 million was included in other long-term liabilities.

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

12.Related Party Transaction

Since January 2019, we have been controlled by THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P., our principal stockholder. On January 4, 2019, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor provided management, consulting and other advisory services to the Company. In consideration for these services, the Company paid to the Advisor (i) a non-refundable periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed upon in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off or split-off transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses

(i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies also paid expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor. Total professional services fees incurred to the Advisor were $0.6 million for the three months ended March 31, 2021. The Advisory Services Agreement was terminated upon the completion of the IPO.

13.Employee Benefit Plans

Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.

The components of net periodic benefit cost are as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Interest cost	$211	$197
Expected return on plan assets	(285)	(277)
Recognized net actuarial loss	—	73
Net periodic benefit cost	$(74)	$(7)

The Company made no contributions to the pension plan during the three months ended March 31, 2022. The Company expects to make additional contributions of approximately $0.7 million for the remaining of 2022.

14.Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $6.9 million and $4.5 million, respectively. The income tax expense for the three months ended March 31, 2022 is primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and windfall benefits received from exercised stock options. The income tax expense for the three months ended March 31, 2021 is primarily related to operating income, addbacks for non-deductible transaction costs and the remeasurement of the tax receivable agreement.

15.Concentration

For the three months ended March 31, 2022, approximately 11.6% of total revenue related to various contracts with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary of Preparedness and Response (“ASPR”).

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

16.Earnings Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three Months Ended
	March 31,
	2022	2021
Basic weighted average shares outstanding	131,148,108	99,103,933
Net effect of dilutive stock awards based upon the treasury stock method	8,278,226	6,986,770
Dilutive weighted average shares outstanding	139,426,334	106,090,703

Basic earnings per share	$0.15	$0.10
Diluted earnings per share	$0.14	$0.09

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share	9,203	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes thereto in the Company’s Annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022 (“2021 Form 10-K Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements as well as the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Form 10-K Report.

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

Our diverse customer base includes more than 9,000 national, regional and local acute care hospitals, health systems and integrated delivery networks and alternate site providers (such as surgery centers, specialty hospitals, home care providers, long-term acute care hospitals and skilled nursing facilities). We serve the federal government as well as a number of city and state governments providing management and maintenance of emergency equipment stockpiles, and we are an outsourced service provider to medical device manufacturers supporting critical device remediation and repair services. We deliver our solutions through our nationwide network of more than 150 service centers and 7 ISO 13485 Certified Centers of Excellence, among which we employ a team of more than 700 specialized biomed repair technicians, more than 4,000 field-based service operators who work onsite within customer facilities or in our local service centers, and over 200 field sales and account managers. Our fees are primarily paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.

We deploy our solution offering across three primary service lines:

On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and integrated delivery networks (“IDNs”), with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. Our more than 1,600 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. Revenue attributable to such customers represented 24% and 33% of our total revenue for both the three months ended March 31, 2022 and 2021, respectively.

Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With our outsourced offering, we assume full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We leverage more than 700 technical resources from our over 150 local market service centers and 7 Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We use flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced services during peak workload. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers for the three months ended March 31, 2022 and 2021 represented 35% and 32% of our total revenue, respectively.

Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with hospital systems and alternate site providers. We consistently achieve high customer satisfaction ratings by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive Quality Management System which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes. Revenue attributable to such customers for the three months ended March 31, 2022 and 2021 represented 41% and 35% of our total revenue, respectively.

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

RESULTS OF OPERATIONS

The following discussion addresses:

●	our financial condition as of March 31, 2022; and
●	the results of operations for the three-month periods ended March 31, 2022 and 2021.

This discussion should be read in conjunction with the consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in our 2021 Form 10-K Report.

The following table provides our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,				Change
(in thousands)	2022		2021		$	%
Consolidated Statement of Operations Data:		% of total revenue		% of total revenue
Revenue	$294,444	100.0%	$235,245	100.0%	$59,199	25.2%
Cost of revenue	170,817	58.0	133,922	56.9	36,895	27.5
Gross margin	123,627	42.0	101,323	43.1	22,304	22.0
Selling, general and administrative	86,138	29.3	69,224	29.4	16,914	24.4
Operating income	37,489	12.7	32,099	13.7	5,390	16.8
Interest expense	10,664	3.6	18,021	7.7	(7,357)	(40.8)
Income before income taxes and noncontrolling interest	26,825	9.1	14,078	6.0	12,747.0	90.5
Income tax expense	6,905	2.3	4,495	1.9	2,410	53.6
Consolidated net income	$19,920	6.8	$9,583	4.1	$10,337	107.9

Total Revenue

The following table presents revenue by service solution for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,		Change
(in thousands)	2022	2021	%

Equipment Solutions	$121,855	$82,471	47.8%
Clinical Engineering	102,799	75,106	36.9
Onsite Managed Services	69,790	77,668	(10.1)
Total revenue	$294,444	$235,245	25.2

Total revenue for the three months ended March 31, 2022 was $294.4 million, compared to $235.2 million for the three months ended March 31, 2021, an increase of $59.2 million or 25.2%. Equipment Solutions revenue increased 47.8% primarily driven by the Sizewise acquisition completed on October 1, 2021. Clinical Engineering revenue increased 36.9% primarily due to continued strong growth as a result of the Northfield acquisition completed on March 19, 2021. Finally, our Onsite Managed Services revenue decreased 10.1% as a result of the renewal of the government contract.

Cost of Revenue

Total cost of revenue for the three months ended March 31, 2022 was $170.8 million compared to $133.9 million for the three months ended March 31, 2021, an increase of $36.9 million or 27.5%. On a percentage of revenue basis, cost of revenue increased from 56.9% of revenue in 2021 to 58.0% in 2022. The increase as a percentage of revenue was driven primarily from the acquisition of Northfield, which has a lower gross margin profile.

Gross Margin

Total gross margin for the three months ended March 31, 2022 was $123.6 million, or 42.0% of total revenue, compared to $101.3 million, or 43.1% of total revenue, for the three months ended March 31, 2021, an increase of $22.3 million or 22.0%. The decrease in gross margin as a percentage of revenue was primarily impacted by the acquisition of Northfield.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $16.9 million, or 24.4%, to $86.1 million for the three months ended March 31, 2022 as compared to the same period of 2021. Selling, general and administrative expense as a percentage of total revenue was 29.3% and 29.4% for the three months ended March 31, 2022 and 2021, respectively. The increase of $16.9 million was primarily due to the increases in costs and amortization expense related to acquisitions of Northfield and Sizewise in 2021.

Interest Expense

Interest expense decreased $7.4 million to $10.7 million for the three months ended March 31, 2022 as compared to the same period of 2021 primarily due to the repayment of our Second Lien Term Loan from the proceeds of the IPO in the second quarter of 2021 as well as the paydown of $71.5 million on our First Lien Term Loan in the first quarter of 2022.

Income Taxes

Income taxes were an expense of $6.9 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense for the three months ended March 31, 2022 was primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and windfall benefits received from exercised stock options. The income tax expense for the three months ended March 31, 2021 was primarily related to operating income, addbacks for non-deductible transaction costs and the remeasurement of the tax receivable agreement.

Consolidated Net Income

Consolidated net income increased $10.3 million to $19.9 million in the first quarter of 2022 as compared to the same period of 2021. The increase in net income was impacted primarily by the increase in revenue.

Adjusted EBITDA

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $89.2 million and $86.2 million for the three months ended March 31, 2022 and 2021, respectively. Adjusted EBITDA for the three months ended March 31, 2022 was higher than in 2021 primarily due to the increase in revenue.

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

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income attributable to Agiliti, Inc. and Subsidiaries	$19,892	$9,553
Interest expense	10,664	18,021
Income tax expense	6,905	4,495
Depreciation and amortization	44,831	43,563
EBITDA	82,292	75,632
Non-cash share-based compensation expense	4,637	2,412
Management and other expenses	—	563
Transaction costs (1)	2,226	3,451
Tax receivable agreement remeasurement	—	4,148
Adjusted EBITDA	$89,155	$86,206

Other Financial Data:
Net cash provided by operating activities	$67,124	$62,909
Net cash provided by (used in) investing activities	(14,576)	(457,525)
Net cash provided by (used in) financing activities	(74,770)	201,439
(1)	Transaction costs represent costs associated with potential and completed mergers and acquisitions and are primarily related to the Northfield and Sizewise acquisitions.

SEASONALITY

Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months. However, COVID-19 has impacted the seasonality of our business.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are cash flows from operating activities and borrowings under our Revolving Credit Facility, which provides for loans in an amount of up to $250.0 million. Our principal uses of liquidity are to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.

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

Net cash provided by operating activities was $67.1 and $62.9 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by operating activities during 2022 was favorably impacted by our improved financial performance.

Net cash used in investing activities was $14.6 and $457.5 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in net cash used in investing activities was primarily due to the Northfield Acquisition completed in March 2021.

Net cash used in financing activities was $74.8 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $201.4 million for the three months ended March 31, 2021. The change in net cash used in financing activities was primarily due to proceeds from the Second Lien Term Loan to finance the Northfield Acquisition in 2021 as well as the paydown of $71.5 million on our First Lien Term Loan in the first quarter of 2022.

RECENT ACCOUNTING PRONOUNCEMENT

See Note 2, Recent Accounting Pronouncements, to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2022, we did not have any unconsolidated SPEs.

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

We derive many of our forward-looking statements from our operating budgets and forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and elsewhere in our filings with the SEC. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

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

Interest Rates

We use both fixed and variable rate debt as sources of financing. As of March 31, 2022, we had approximately $1,137.6 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $611.6 million was bearing interest at variable rates. Based on variable debt levels at March 31, 2022, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense increasing by approximately $6.1 million.

Fuel Costs

We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first three months of 2022 average price of unleaded gasoline, assuming gasoline usage levels for the three months ended March 31, 2022, would lead to an increase in fuel costs of approximately $0.2 million.

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

Other Market Risk

As of March 31, 2022, we have no other material exposure to market risk.

Item 4.  Controls and Procedures

i.	Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

ii.	Changes in internal control over financial reporting

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K Report under Part I, Item 1A for the quarter ended March 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

On April 11, 2022, the Company changed the location of its principal executive offices. Any communications from shareholders should now be sent to the following address: 11095 Viking Drive, Suite 300, Eden Prairie, MN 55344.

Item 6.Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2022

Agiliti, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)