Form 10-Q
period 2022-06-30
AGILITI, INC. \DE
filed 2022-08-09
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 001-40361
AGILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1608463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of August 1, 2022: 133,201,821

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements — Unaudited
Agiliti, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$16,524	$74,325
Accounts receivable, less allowance for credit losses of $3,206 and $2,902	215,862	209,308
Inventories	59,137	55,307
Prepaid expenses	14,580	18,549
Other current assets	12,645	395
Total current assets	318,748	357,884
Property and equipment, net	251,490	258,370
Goodwill	1,218,329	1,213,121
Operating lease right-of-use assets	85,669	80,676
Other intangibles, net	530,474	573,159
Other	34,627	32,537
Total assets	$2,439,337	$2,515,747
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$17,735	$17,534
Current portion of operating lease liability	23,198	22,826
Current portion of obligation under tax receivable agreement	29,710	29,187
Accounts payable	56,513	53,851
Accrued compensation	23,309	47,951
Accrued interest	3,490	3,473
Deferred revenue	9,207	5,808
Other accrued expenses	26,767	27,900
Total current liabilities	189,929	208,530
Long-term debt, less current portion	1,073,016	1,174,968
Obligation under tax receivable agreement, pension and other long-term liabilities	31,179	29,629
Operating lease liability, less current portion	73,122	63,241
Deferred income taxes, net	143,381	143,307
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 350,000,000 shares authorized; 133,188,231 and 130,950,061 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	938,906	938,888
Accumulated deficit	(19,596)	(44,486)
Accumulated other comprehensive income	9,221	1,537
Total Agiliti, Inc. and Subsidiaries equity	928,544	895,952
Noncontrolling interest	166	120
Total equity	928,710	896,072
Total liabilities and equity	$2,439,337	$2,515,747
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$273,984	$250,543	$568,428	$485,788
Cost of revenue	175,819	151,435	346,636	285,358
Gross margin	98,165	99,108	221,792	200,430
Selling, general and administrative expense	82,121	81,056	168,259	150,279
Operating income	16,044	18,052	53,533	50,151
Loss on extinguishment of debt	1,418	10,116	1,418	10,116
Interest expense	11,261	11,713	21,925	29,733
Income (loss) before income taxes and noncontrolling interest	3,365	(3,777)	30,190	10,302
Income tax (benefit) expense	(1,698)	1,394	5,207	5,890
Consolidated net income (loss)	5,063	(5,171)	24,983	4,412
Net income attributable to noncontrolling interest	65	27	93	57
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$4,998	$(5,198)	$24,890	$4,355

Basic income (loss) per share	$0.04	$(0.04)	$0.19	$0.04
Diluted income (loss) per share	$0.04	$(0.04)	$0.18	$0.04

Weighted-average common shares outstanding:
Basic	132,556,645	122,908,065	131,856,267	111,071,756
Diluted	138,697,206	122,908,065	137,932,546	118,760,837
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income (loss)	$5,063	$(5,171)	$24,983	$4,412
Other comprehensive income (loss):
Gain on minimum pension liability, net of tax of $0,$19,0, and $37	—	54	—	109
Gain on cash flow hedge, net of tax of $774, $32, $2,641, and $303	2,255	96	7,684	892
Total other comprehensive income	2,255	150	7,684	1,001
Comprehensive income (loss)	7,318	(5,021)	32,667	5,413
Comprehensive income attributable to noncontrolling interest	65	27	93	57
Comprehensive income (loss) attributable to Agiliti, Inc. and Subsidiaries	$7,253	$(5,048)	$32,574	$5,356
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of March 31, 2022	$13	$943,517	$(24,594)	$6,966	$925,902	$116	$926,018
Net income	—	—	4,998	—	4,998	65	5,063
Other comprehensive income	—	—	—	2,255	2,255	—	2,255
Proceeds from issuance of common stock	—	2,159	—	—	2,159	—	2,159
Share-based compensation expense	—	5,810	—	—	5,810	—	5,810
Stock options exercised	—	993	—	—	993	—	993
Shares forfeited for taxes	—	(13,575)	—	—	(13,575)	—	(13,575)
Dividend forfeited, net of payable	—	2	—	—	2	—	2
Cash distributions to noncontrolling interests	—	—	—	—	—	(15)	(15)
Balance as of June 30, 2022	$13	$938,906	$(19,596)	$9,221	$928,544	$166	$928,710

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of March 31, 2021	$10	$527,626	$(58,939)	$(2,768)	$465,929	$124	$466,053
Net income (loss)	—	—	(5,198)	—	(5,198)	27	(5,171)
Other comprehensive income	—	—	—	150	150	—	150
Share-based compensation expense	—	3,270	—	—	3,270	—	3,270
Stock options exercised	—	373	—	—	373	—	373
Issuance of common stock	3	401,438	—	—	401,441	—	401,441
Stock issuance costs	—	(4,084)	—	—	(4,084)	—	(4,084)
Cash distributions to noncontrolling interests	—	—	—	—	—	(33)	(33)
Balance as of June 30, 2021	$13	$928,623	$(64,137)	$(2,618)	$861,881	$118	$861,999

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2021	$13	$938,888	$(44,486)	$1,537	$895,952	$120	$896,072
Net income	—	—	24,890	—	24,890	93	24,983
Other comprehensive income	—	—	—	7,684	7,684	—	7,684
Proceeds from issuance of common stock	—	2,159	—	—	2,159	—	2,159
Share-based compensation expense	—	10,235	—	—	10,235	—	10,235
Stock options exercised	—	1,971	—	—	1,971	—	1,971
Shares forfeited for taxes	—	(14,367)	—	—	(14,367)	—	(14,367)
Dividend forfeited, net of payable	—	20	—	—	20	—	20
Cash distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)
Balance as of June 30, 2022	$13	$938,906	$(19,596)	$9,221	$928,544	$166	$928,710

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2020	$10	$513,902	$(68,492)	$(3,619)	$441,801	$144	$441,945
Net income	—	—	4,355	—	4,355	57	4,412
Other comprehensive income	—	—	—	1,001	1,001	—	1,001
Share-based compensation expense	—	5,682	—	—	5,682	—	5,682
Stock options exercised	—	373	—	—	373	—	373
Issuance of common stock	3	412,738	—	—	412,741	—	412,741
Stock issuance costs	—	(4,084)	—	—	(4,084)	—	(4,084)
Dividend forfeited	—	12	—	—	12	—	12
Cash distributions to noncontrolling interests	—	—	—	—	—	(83)	(83)
Balance as of June 30, 2021	$13	$928,623	$(64,137)	$(2,618)	$861,881	$118	$861,999
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$24,983	$4,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,412	52,884
Amortization	47,119	40,955
Loss on extinguishment of debt	1,418	7,716
Remeasurement of tax receivable agreement	—	4,345
Provision for credit losses	279	573
Provision for inventory obsolescence	568	2,226
Non-cash share-based compensation expense	10,206	5,766
Gain on sales and disposals of equipment	(256)	(840)
Deferred income taxes	(2,567)	4,694
Changes in operating assets and liabilities:
Accounts receivable	(8,833)	6,047
Inventories	(4,398)	(1,414)
Other operating assets	(579)	(412)
Accounts payable	8,702	5,352
Other operating liabilities	(21,916)	(24,796)
Net cash provided by operating activities	101,138	107,508
Cash flows from investing activities:
Medical equipment purchases	(22,823)	(16,269)
Property and office equipment purchases	(12,776)	(10,612)
Proceeds from disposition of property and equipment	1,763	2,013
Acquisitions, net of cash acquired	(3,125)	(450,198)
Net cash used in investing activities	(36,961)	(475,066)
Cash flows from financing activities:
Proceeds under debt arrangements	20,000	233,052
Payments under debt arrangements	(123,824)	(359,805)
Payments of principal under finance lease liability	(4,484)	(4,270)
Payments of deferred financing costs	—	(229)
Payments under tax receivable agreement	—	(748)
Distributions to noncontrolling interests	(47)	(83)
Proceeds from exercise of stock options	1,971	373
Dividend and equity distribution payment	(906)	(924)
Proceeds from issuance of common stock	—	401,441
Stock issuance costs	—	(4,084)
Shares forfeited for taxes	(14,367)	—
Payments of contingent consideration	(321)	—
Net cash (used in) provided by financing activities	(121,978)	264,723
Net change in cash and cash equivalents	(57,801)	(102,835)
Cash and cash equivalents at the beginning of period	74,325	206,505
Cash and cash equivalents at the end of period	$16,524	$103,670

Supplemental cash flow information:
Interest paid	$19,164	$31,017
Income taxes paid	11,625	1,541
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation
The interim consolidated financial statements have been prepared by the Company without audit. Certain disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto in the Company’s Annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022 (“2021 Form 10-K Report”).
The interim consolidated financial statements presented herein as of June 30, 2022, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.
We are required to make estimates and assumptions about future events in preparing consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the amounts of assets, liabilities, revenue and expenses at the date of the unaudited consolidated financial statements. While we believe that our past estimates and assumptions have been materially accurate, our current estimates are subject to change if different assumptions as to the outcome of future events are made. We evaluate our estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. We make adjustments to our assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited consolidated financial statements.
A description of our significant accounting policies is included in the audited consolidated financial statements. There have been no material changes to these policies for the quarter ended June 30, 2022.
2.    Recent Accounting Pronouncements
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
In June 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU may be applied through December 31, 2022. We will continue to evaluate the phase out of LIBOR but do not expect the adoption will have a material impact on our consolidated financial statements.
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
In the following table, revenue is disaggregated by service solution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Equipment Solutions	$106,852	$72,140	$228,707	$154,611
Clinical Engineering	104,412	101,141	207,211	176,247
Onsite Managed Services	62,720	77,262	132,510	154,930
Total revenue	$273,984	$250,543	$568,428	$485,788
The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 was $17.5 and $15.9 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.
The Company had a balance of $9.2 and $5.8 million of deferred revenue as of June 30, 2022 and December 31, 2021, respectively. During the three and six months ended June 30, 2022, $0.5 and $1.5 million, respectively, of revenue was recognized that was included in deferred revenue at the beginning of the period.
4.    Acquisitions
During the three months ended June 30, 2022, we completed the acquisition of several small surgical equipment repair companies. These business combinations were immaterial in relation to our consolidated balance sheets and statements of operations and as a result, additional purchase accounting disclosures have been omitted.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(unaudited, in thousands)	2022	2021	2022	2021
Revenue	$273,984	$291,436	$568,428	$592,966
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	4,998	(1,470)	24,890	20,049
Included in the determination of pro forma net income for the three and six months ended June 30, 2021 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments included depreciation and amortization of assets acquired and interest expense on additional debt to finance the acquisition. Income taxes are provided at the estimated statutory rate. Revenue and net income for the three and six months ended June 30, 2022 are as reported.
5.    Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value at June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,472	$—	$—	$2,472
Interest rate swap	—	12,418	—	12,418
Total Assets	$2,472	$12,418	$—	$14,890
Liabilities:
Contingent consideration	$—	$—	$3,630	$3,630
Obligation under tax receivable agreement	—	—	40,403	40,403
Deferred compensation liabilities	2,472	—	—	2,472
Total Liabilities	$2,472	$—	$44,033	$46,505

	Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,452	$—	$—	$2,452
Interest rate swap	—	2,093	—	2,093
Total Assets	$2,452	$2,093	$—	$4,545
Liabilities:
Contingent consideration	$—	$—	$500	$500
Obligation under tax receivable agreement	—	—	39,880	39,880
Deferred compensation liabilities	2,452	—	—	2,452
Total Liabilities	$2,452	$—	$40,380	$42,832
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
On January 4, 2019, we entered into a tax receivable agreement (“TRA”) with our former owners. The fair value of the obligation under the TRA was estimated using company specific assumptions that are not observable in the market and thus represents a Level 3 fair value measurement. Management’s estimate of the valuation of the obligation under the TRA is based on a Monte Carlo model which involves the use of projected cash flows of the Company, a discount rate, and historical deferred tax assets subject to the agreement. There were no remeasurement adjustments or payments made under the TRA during the three and six months ended June 30, 2022. We made a remeasurement adjustment of $4.3 million and payment of $0.7 million during the three and six months ended June 30, 2021.
In May 2020, we entered into an interest rate swap agreement to manage our interest rate exposure. For additional information on the interest swap agreement, see Note 8, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.
In January 2022, a $0.5 million earn-out payment was made to the previous owners of a surgical laser equipment solutions company, in which we acquired assets on December 11, 2020, based on achievement of certain revenue results. During the three months ended June 30, 2022, we completed the acquisition of several small surgical equipment repair companies and as a result, accrued $3.6 million for future earn-out payments contingent upon achievement of certain revenue results.
Fair Value of Other Financial Instruments
The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The fair value of our outstanding First Lien Term Loan (as defined in Note 8, Long-Term Debt) as of June 30, 2022 and December 31, 2021, is based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,046,980	$1,013,105	$1,167,649	$1,174,871
________________________

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $9.2 and $10.4 million and unamortized debt discount of $3.0 and $5.0 million as of June 30, 2022 and December 31, 2021, respectively.

6.    Selected Financial Statement Information
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

(in thousands)	June 30, 2022	December 31, 2021
Medical equipment	$372,639	$359,284
Less: Accumulated depreciation	(233,142)	(209,516)
Medical equipment, net	139,497	149,768
Leasehold improvements	45,938	39,026
Office equipment and vehicles	148,187	135,643
	194,125	174,669
Less: Accumulated depreciation	(82,132)	(66,067)
Property and office equipment, net	111,993	108,602
Total property and equipment, net	$251,490	$258,370
Depreciation expense recognized during the three months ended June 30, 2022 and 2021 was $23.9 and $26.7 million, respectively. Depreciation expense recognized during the six months ended June 30, 2022 and 2021 was $46.4 and $52.9 million, respectively.
There were no impairment charges on property and equipment during the three and six months ended June 30, 2022 and 2021.
Goodwill and Other Intangible Assets
Our goodwill as of June 30, 2022 and December 31, 2021 consists of the following:

(in thousands)
Balance at December 31, 2021	$1,213,121
Acquisitions	5,208
Balance at June 30, 2022	$1,218,329
There were no impairment losses recorded on goodwill through June 30, 2022.
Our other intangible assets as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022
(in thousands)	Gross	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$756,889	$(235,101)	$521,788
Non-compete agreements	5,235	(4,511)	724
Trade names	7,806	(1,665)	6,141
Developed technology	2,300	(479)	1,821
Total other intangible assets	$772,230	$(241,756)	$530,474

	December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$756,889	$(194,312)	$562,577
Non-compete agreements	14,613	(13,222)	1,391
Trade names	9,179	(2,230)	6,949
Developed technology	2,300	(58)	2,242
Total other intangible assets	$782,981	$(209,822)	$573,159
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
Total amortization expense related to intangible assets was $21.5 and $20.6 million for the three months ended June 30, 2022 and 2021, respectively, and $42.7 and $37.1 million for the six months ended June 30, 2022 and 2021, respectively. There were no impairment charges during the three and six months ended June 30, 2022 and 2021 with respect to other intangible assets.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2022 and the next five years is as follows:

(in thousands)
Remainder of 2022	$43,280
2023	79,108
2024	68,604
2025	62,242
2026	55,870
2027	49,516
Supplementary Cash Flow Information
Supplementary cash flow information is as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$4,976	$2,672
Finance lease assets and liability additions	3,236	1,644
Operating lease right-of-use assets and operating lease liability additions	16,472	5,543
Issuance of common stock related to acquisition	—	11,300
7.    Share-Based Compensation
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
A total of 2.0 million shares of our common stock are reserved for issuance under our Employee Stock Purchase Plan ("ESPP"). Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. 0.1 million shares were issued under the ESPP as of June 30, 2022. The Company recognizes share-based compensation expense for the discount received by participating employees. The Company recognized $0.1 and $0.4 million share-based compensation expense for the discount received by participating employees for the three and six months ended June 30, 2022.
Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance were 7.4 million shares at June 30, 2022.
8.    Long-Term Debt
Long-term debt consists of the following:

(in thousands)	June 30, 2022	December 31, 2021
Revolving Loan	$20,000	$—
First Lien Term Loan	1,059,248	1,183,071
Finance lease liability	25,285	26,621
	1,104,533	1,209,692
Less: unamortized deferred financing costs and debt discount	(13,782)	(17,190)
	1,090,751	1,192,502
Less: Current portion of long-term debt	(17,735)	(17,534)
Total long-term debt	$1,073,016	$1,174,968

We are party to a seven-year senior secured delayed draw term loan facility due January 2026 which, as amended, provides an aggregate principal amount of $1.285 billion in borrowing capacity (the “First Lien Term Loan”). We also have access to a senior secured revolving credit facility due January 2026 in an aggregate principal amount of $250 million (the “Revolving Loan”).

During the second quarter of fiscal 2022, we borrowed $20.0 million under our Revolving Loan and utilized the proceeds to prepay borrowings under the First Lien Term Loan. For the six months ended June 30, 2022, we prepaid $119.1 million of the borrowings under the First Lien Term Loan which resulted in a loss on extinguishment of $1.4 million.
Additional information regarding our indebtedness arrangements can be found within the notes to our consolidated financial statements in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Interest Rate Swap. In May 2020, we entered into an interest rate swap agreement for a total notional amount of $500.0 million, which has the effect of converting a portion of our First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement was June 2020 and the expiration date is June 2023.
The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement at June 30, 2022 was $12.4 million all of which is included in other current assets on our consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at June 30, 2022. We have not recorded any amounts due to ineffectiveness for any periods presented.
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
The lease assets and liabilities are as follows:

(in thousands)		June 30, 2022	December 31, 2021
Lease Assets	Classification
Operating lease assets	Operating lease right-of-use assets	$85,669	$80,676
Finance lease assets	Property and equipment (1)	25,266	26,098
Total leased assets		$110,935	$106,774
Lease Liabilities
Current:
Operating	Current portion of operating lease liability	$23,198	$22,826
Finance	Current portion of long-term debt	8,337	8,136
Noncurrent:
Operating	Operating lease liability, less current portion	73,122	63,241
Finance	Long-term debt, less current portion	16,948	18,485
Total lease liabilities		$121,605	$112,688
____________________

(1)	Finance lease assets are recorded net of accumulated depreciation of $25.3 and $20.4 million as of June 30, 2022 and December 31, 2021, respectively.
The lease cost for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$2,198	$2,186	$4,344	$4,378
Interest on lease liabilities	191	196	383	378
Operating lease cost	7,221	4,794	14,496	9,100
Short-term lease cost	286	156	530	312
Variable lease cost	1,604	1,314	3,110	2,775
Total lease cost	$11,500	$8,646	$22,863	$16,943

The maturity of lease liabilities at June 30, 2022 was as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2022 remaining	$12,788	$4,887	$17,675
2023	23,749	4,069	27,818
2024	20,686	3,456	24,142
2025	16,825	2,884	19,709
2026	12,959	2,407	15,366
Thereafter	14,953	10,702	25,655
Total lease payments	$101,960	$28,405	$130,365
Less: Interest	5,640	3,120	8,760
Present value of lease liabilities	$96,320	$25,285	$121,605
The lease term and discount rate at June 30, 2022 were as follows:

June 30, 2022
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	5.1
Finance leases	2.2
Weighted-average discount rate
Operating leases	2.2%
Finance leases	2.3%
Other information related to cash paid related to lease liabilities and lease assets obtained for the six months ended June 30, 2022 and 2021 was as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$383	$378
Operating cash flows for operating leases	12,743	8,743
Financing cash flows for finance leases	4,484	4,270

Lease asset obtained in exchange for new finance lease liabilities	3,236	1,644
Lease asset obtained in exchange for new operating lease liabilities	16,472	5,543
10.    Dividend
In November 2019, the Company declared a $2.23 dividend per share that was paid to holders of common stock and is paid upon vesting to holders of restricted stock units and performance restricted stock units. An immaterial amount of dividends were paid during the three months ended June 30, 2022 and 2021. Dividends paid during both the six months ended June 30, 2022 and 2021 were $0.9 million.
Dividends payable was $0.3 million as of June 30, 2022, all of which was included in accounts payable, and $1.2 million as of December 31, 2021, of which $0.9 million was included in accounts payable and $0.3 million was included in other long-term liabilities.

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
12.    Related Party Transaction
Since January 2019, we have been controlled by THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P., our principal stockholder. On January 4, 2019, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor provided management, consulting and other advisory services to the Company. In consideration for these services, the Company paid to the Advisor (i) a non-refundable periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed upon in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off or split-off transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses (i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies also paid expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor. Total professional services fees incurred to the Advisor were $0 and $0.6 million for the three and six months ended June 30, 2021. The Advisory Services Agreement was terminated upon the completion of the IPO. In connection with the termination of the Advisory Services Agreement, we were required to pay to the Advisor a buyout fee of approximately $7.0 million, which was expensed immediately in the second quarter of 2021.
13.    Employee Benefit Plans
Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.
The components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$213	$196	$424	$393
Expected return on plan assets	(284)	(276)	(569)	(553)
Recognized net actuarial loss	—	73	—	146
Net periodic benefit cost	$(71)	$(7)	$(145)	$(14)
The Company made $0.2 million of contributions to the pension plan during the six months ended June 30, 2022. The Company expects to make additional contributions of approximately $0.5 million for the remainder of 2022.
14.    Income Taxes
For the three and six months ended June 30, 2022, the Company recorded income tax benefit of $1.7 million and tax expense of $5.2 million, respectively. For the three and six months ended June 30, 2021, the Company recorded income tax expense of $1.4 and $5.9 million, respectively. The income tax benefit for the three months ended June 30, 2022 was primarily due to benefits received from exercised stock options and vested stock compensation. The income tax expense for the six months ended June 30, 2022 was primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and partially offset by a benefit from stock options and stock compensation. The income tax expense for the three and six months ended June 30, 2021 is primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible transaction costs, nondeductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and the remeasurement of the tax receivable agreement.
15.    Concentration
For the three and six months ended June 30, 2022, respectively, approximately 10.2% and 10.9% of total revenue related to various contracts with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary of Preparedness and Response (“ASPR”).
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
16.    Earnings Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	132,556,645	122,908,065	131,856,267	111,071,756
Net effect of dilutive stock awards based upon the treasury stock method	6,140,561	—	6,076,279	7,689,081
Dilutive weighted average shares outstanding	138,697,206	122,908,065	137,932,546	118,760,837

Basic earnings (loss) per share	$0.04	$(0.04)	$0.19	$0.04
Diluted earnings (loss) per share	$0.04	$(0.04)	$0.18	$0.04

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share	7,520	7,790,523	9,203	—
17. Subsequent Events
The term of the Company’s current Agreement with HHS/ASPR is intended to allow adequate time for the federal government to complete a longer-term agreement for comprehensive ventilator and PAPR systems management and maintenance services without a lapse in critical COVID-19 pandemic response needs. On August 5, 2022, the Company submitted its response to HHS/ASPR’s request for proposal in connection with this five-year agreement and is awaiting next steps in this regard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes thereto in the Company’s Annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 8, 2022 (“2021 Form 10-K Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements as well as the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Form 10-K Report.
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
We deploy our solution offering across three primary service lines:
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and integrated delivery networks (“IDNs”), with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. Our more than 1,600 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. Revenue attributable to such customers represented 22.9% and 30.8% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and 23.3% and 31.9% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.

Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With our outsourced offering, we assume full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We leverage more than 700 technical resources from our over 150 local market service centers and 7 Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We use flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced services during peak workload. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers represented 38.1% and 40.4% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and 36.5% and 36.3% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with hospital systems and alternate site providers. We consistently achieve high customer satisfaction ratings by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive Quality Management System which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes. Revenue attributable to such customers represented 39.0% and 28.8% of our total revenue for the three months ended June 30, 2022 and 2021, respectively, and 40.2% and 31.8% of our total revenue for the six months ended June 30, 2022 and 2021, respectively.
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
RESULTS OF OPERATIONS
The following discussion addresses:
•our financial condition as of June 30, 2022; and
•the results of operations for the three and six-month periods ended June 30, 2022 and 2021.
This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in our 2021 Form 10-K Report.
The following tables provide our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Change
(in thousands)	2022		2021		$	%
Consolidated Statement of Operations Data:		% of total revenue		% of total revenue
Revenue	$273,984	100.0%	$250,543	100.0%	$23,441	9.4%
Cost of revenue	175,819	64.2	151,435	60.4	24,384	16.1
Gross margin	98,165	35.8	99,108	39.6	(943)	(1.0)
Selling, general and administrative expense	82,121	30.0	81,056	32.4	1,065	1.3
Operating income	16,044	5.8	18,052	7.2	(2,008)	(11.1)
Loss on extinguishment of debt	1,418	0.5	10,116	4.0	(8,698)	(86.0)
Interest expense	11,261	4.1	11,713	4.7	(452)	(3.9)
Income (loss) before income taxes and noncontrolling interest	3,365	1.2	(3,777)	(1.5)	7,142	189.1
Income tax (benefit) expense	(1,698)	(0.6)	1,394	0.6	(3,092)	(221.8)
Consolidated net income (loss)	$5,063	1.8	$(5,171)	(2.1)	$10,234	197.9

	Six Months Ended June 30,				Change
(in thousands)	2022		2021		$	%
Consolidated Statement of Operations Data:		% of total revenue		% of total revenue
Revenue	$568,428	100.0%	$485,788	100.0%	$82,640	17.0%
Cost of revenue	346,636	61.0	285,358	58.7	61,278	21.5
Gross margin	221,792	39.0	200,430	41.3	21,362	10.7
Selling, general and administrative expense	168,259	29.6	150,279	30.9	17,980	12.0
Operating income	53,533	9.4	50,151	10.4	3,382	6.7
Loss on extinguishment of debt	1,418	0.2	10,116	2.1	(8,698)	(86.0)
Interest expense	21,925	3.9	29,733	6.1	(7,808)	(26.3)
Income before income taxes and noncontrolling interest	30,190	5.3	10,302	2.2	19,888	193.0
Income tax (benefit) expense	5,207	0.9	5,890	1.2	(683)	(11.6)
Consolidated net income	$24,983	4.4	$4,412	1.0	$20,571	466.3

Consolidated Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Total Revenue
The following table presents revenue by service solution for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
(in thousands)	2022	2021	%
Equipment Solutions	$106,852	$72,140	48.1%
Clinical Engineering	104,412	101,141	3.2
Onsite Managed Services	62,720	77,262	(18.8)
Total revenue	$273,984	$250,543	9.4%
Total revenue for the three months ended June 30, 2022 was $274.0 million, compared to $250.5 million for the three months ended June 30, 2021, an increase of $23.5 million or 9.4%. Equipment Solutions revenue increased 48.1% primarily driven by the Sizewise acquisition completed on October 1, 2021 which was partially offset by lower utilization of our medical equipment post-COVID. Clinical Engineering revenue increased 3.2% primarily due to continued new business growth offset partially by lower federal government revenue. Finally, our Onsite Managed Services revenue decreased 18.8% primarily driven by lower revenue associated with the renewal of the federal government contract. See Note 15, Concentration, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information on the renewed federal government contract.
Cost of Revenue
Total cost of revenue for the three months ended June 30, 2022 was $175.8 million compared to $151.4 million for the three months ended June 30, 2021, an increase of $24.4 million or 16.1%. On a percentage of revenue basis, cost of revenue increased from 60.4% of revenue in 2021 to 64.2% in 2022. The increase as a percentage of revenue was driven primarily from the federal government contract renewal and lower utilization of our medical equipment post-COVID.
Gross Margin
Total gross margin for the three months ended June 30, 2022 was $98.2 million, or 35.8% of total revenue, compared to $99.1 million, or 39.6% of total revenue, for the three months ended June 30, 2021, a decrease of $0.9 million or 1.0%. The decrease in gross margin as a percentage of revenue was primarily impacted by the federal government contract renewal and lower utilization of our medical equipment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $1.1 million, or 1.3%, to $82.1 million for the three months ended June 30, 2022 as compared to the same period of 2021. Selling, general and administrative expense as a percentage of total revenue was 30.0% and 32.4% for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.1 million was primarily due to the increases in costs and amortization expense related to the acquisition of Sizewise in 2021, partially offset by the elimination of the management services agreement with our majority owner.
Loss on Extinguishment of Debt

Loss on extinguishment of debt for the three months ended June 30, 2022 was $1.4 million, compared to $10.1 million for the three months ended June 30, 2021, a decrease of $8.7 million or 86.0%. Loss on extinguishment of debt for the three months ended June 30, 2022 consisted of the write-off of unamortized debt discount related to the paydown of our term loan. The loss in 2021 was the result of the write-off of the unamortized deferred financing cost and debt discount along with an additional 1% redemption price related to the repayment of our Second Lien Term Loan.
Interest Expense
Interest expense decreased $0.5 million to $11.3 million for the three months ended June 30, 2022 as compared to the same period of 2021 primarily due to the repayment of our Second Lien Term Loan from the proceeds of the IPO in the second quarter of 2021 as well as the paydown of $71.5 million on our First Lien Term Loan in the first quarter of 2022.

Income Taxes
Income taxes were a benefit of $1.7 million and an expense of $1.4 million for the three months ended June 30, 2022 and 2021, respectively. The income tax benefit for the three months ended June 30, 2022 was primarily due to benefits received from exercised stock options and vested stock compensation. The income tax expense for the three months ended June 30, 2021 was primarily related to nondeductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m).
Consolidated Net Income
Consolidated net income increased $10.2 million to $5.1 million in the second quarter of 2022 as compared to the same period of 2021. The increase in net income was impacted by the 9.4% increase in revenue.
Consolidated Results of Operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Total Revenue
The following table presents revenue by service solution for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
(in thousands)	2022	2021	%
Equipment Solutions	$228,707	$154,611	47.9%
Clinical Engineering	207,211	176,247	17.6
Onsite Managed Services	132,510	154,930	(14.5)
Total revenue	$568,428	$485,788	17.0%
Total revenue for the six months ended June 30, 2022 was $568.4 million, compared to $485.8 million for the six months ended June 30, 2021, an increase of $82.6 million or 17.0%. Equipment Solutions revenue increased 47.9% primarily driven by the Sizewise acquisition completed on October 1, 2021 which was partially offset by lower utilization of our medical equipment post-COVID. Clinical Engineering revenue increased 17.6% primarily due to new business growth offset partially by lower federal government revenue. Finally, our Onsite Managed Services revenue decreased 14.5% primarily driven by lower revenue associated with the renewal of the federal government contract.
Cost of Revenue
Total cost of revenue for the six months ended June 30, 2022 was $346.6 million compared to $285.4 million for the six months ended June 30, 2021, an increase of $61.2 million or 21.5%. On a percentage of revenue basis, cost of revenue increased from 58.7% of revenue in 2021 to 61.0% in 2022. The increase as a percentage of revenue was driven primarily by the federal government contract renewal and lower utilization of our medical equipment post-COVID.
Gross Margin
Total gross margin for the six months ended June 30, 2022 was $221.8 million, or 39.0% of total revenue, compared to $200.4 million, or 41.3% of total revenue, for the six months ended June 30, 2021, an increase of $21.4 million or 10.7%. The decrease in gross margin as a percentage of revenue was primarily impacted by the federal government contract renewal, lower utilization of our equipment, and the acquisitions completed in the prior year.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $18.0 million, or 12.0%, to $168.3 million for the six months ended June 30, 2022 as compared to the same period of 2021. Selling, general and administrative expense as a percentage of total revenue was 29.6% and 30.9% for the six months ended June 30, 2022 and 2021, respectively. The increase of $18.0 million was primarily due to the increases in costs and amortization expense related to the acquisition of Northfield and Sizewise in 2021, partially offset by the elimination of the management services agreement with our majority owner.

Loss on Extinguishment of Debt
Loss on extinguishment of debt for the six months ended June 30, 2022 was $1.4 million, compared to $10.1 million for the six months ended June 30, 2021, a decrease of $8.7 million or 86.0%. Loss on extinguishment of debt for the six months ended June 30, 2022 consisted of the write-off of unamortized debt discount related to the paydown of our term loan. The loss in 2021 was the result of the write-off of the unamortized deferred financing cost and debt discount along with an additional 1% redemption price related to the repayment of our Second Lien Term Loan.
Interest Expense
Interest expense decreased $7.8 million to $21.9 million for the six months ended June 30, 2022 as compared to the same period of 2021 primarily due to the repayment of our Second Lien Term Loan from the proceeds of the IPO in the second quarter of 2021 as well as the paydown of $123.8 million on our First Lien Term Loan during the first six months of 2022.
Income Taxes
Income taxes were an expense of $5.2 million and $5.9 million for the six months ended June 30, 2022 and 2021, respectively. The income tax expense for the six months ended June 30, 2022 was primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and benefits received from exercised stock options. The income tax expense for the six months ended June 30, 2021 was primarily related to operating income, addbacks for non-deductible transaction costs and the remeasurement of the tax receivable agreement.
Consolidated Net Income
Consolidated net income increased $20.6 million to $25.0 million in the six months ended June 30, 2022 as compared to the same period of 2021. The increase in net income was impacted by the 17.0% increase in revenue.

Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $158.7 and $163.9 million for the six months ended June 30, 2022 and 2021, respectively. Adjusted EBITDA for the six months ended June 30, 2022 was lower than in 2021 primarily due to the reduction in gross margin.
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

	Six Months Ended June 30,
(in thousands)	2022	2021
Net income attributable to Agiliti, Inc. and Subsidiaries	$24,890	$4,355
Interest expense	21,925	29,733
Income tax expense	5,207	5,890
Depreciation and amortization	91,542	91,814
EBITDA	143,564	131,792
Non-cash share-based compensation expense	10,206	5,766
Management and other expenses	—	7,626
Transaction costs (1)	3,521	4,252
Tax receivable agreement remeasurement	—	4,345
Loss on extinguishment of debt (2)	1,418	10,116
Adjusted EBITDA	$158,709	$163,897

Other Financial Data:
Net cash provided by operating activities	$101,138	$107,508
Net cash provided by (used in) investing activities	(36,961)	(475,066)
Net cash provided by (used in) financing activities	(121,978)	264,723
____________________
(1) Transaction costs represent costs associated with potential and completed mergers and acquisitions and are primarily related to the Northfield and Sizewise acquisitions.
(2) Loss on extinguishment of debt for the six months ended June 30, 2022 consists of the write-off of the unamortized debt discount related to the partial prepayment of the First Lien Term Loan. Loss on extinguishment of debt for the six months ended June 30, 2021 consists of the write-off of the unamortized deferred financing costs and debt discount and an additional 1% redemption price related to the repayment of our Second Lien Term Loan and the write-off of the unamortized deferred financing cost related to the amendment of our Revolving Credit Facility.

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
Net cash provided by operating activities was $101.1 and $107.5 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by operating activities during 2022 was unfavorably impacted by the timing of collections on accounts receivables.
Net cash used in investing activities was $37.0 and $475.1 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in net cash used in investing activities was primarily due to the Northfield Acquisition completed on March 19, 2021.
Net cash used in financing activities was $122.0 million for the six months ended June 30, 2022 compared to net cash provided by financing activities of $264.7 million for the six months ended June 30, 2021. The change in net cash used in financing activities was primarily due to proceeds from the issuance of common stock from the IPO in 2021. In 2022, the change in net cash used in financing was driven by prepayment of the First Lien Term Loan of $119.1 million.
RECENT ACCOUNTING PRONOUNCEMENT
See Note 2, Recent Accounting Pronouncements, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2022, we did not have any unconsolidated SPEs.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•effects from political and policy changes that could limit our growth opportunities;
•effects from the continued COVID-19 pandemic on our business and the economy;

•our potential inability to maintain existing contracts or contract terms with, or enter into new contracts with, our customers;
•cancellations by or disputes with customers;
•our potential failure to maintain our reputation, including by protecting intellectual property;
•effects of a global economic downturn on our customers and suppliers;
•a decrease in our customers’ patient census or services;
•competitive practices by our competitors that could cause us to lose market share, reduce our prices or increase our expenditures;
•the bundling of products and services by our competitors, some of which we do not offer;
•consolidation in the healthcare industry, which may lead to a reduction in the prices we charge;
•adverse developments with supplier relationships;
•the potential inability to change the manner in which healthcare providers traditionally procure medical equipment;
•our potential inability to attract and retain key personnel;
•our potential inability to make attractive acquisitions or successfully integrate acquire businesses;
•an increase in expenses related to our pension plan;
•the fluctuation of our cash flow;
•credit risks relating to home care providers and nursing homes;
•potential claims related to the medical equipment that we outsource and service;
•the incurrence of costs that we cannot pass through to our customers;
•a failure of our management information systems;
•limitations inherent in all internal controls systems over financial reporting;
•social unrest;
•our failure to keep up with technological changes;
•our failure to coordinate the management of our equipment;
•challenges to our tax positions or changes in taxation laws;
•litigation that may be costly to defend;
•uncertainty surrounding healthcare reform initiatives;
•federal privacy laws that may subject us to more stringent penalties;
•our relationship with healthcare facilities and marketing practices that are subject to federal Anti-Kickback Statute and similar state laws;
•our contracts with the federal government that subject us to additional oversight;
•the impact of changes in third-party payor reimbursement for healthcare items and services on our customers’ ability to pay for our services;
•the highly regulated environment our customers operate in; and
•potential recall or obsolescence of our large fleet of medical equipment.
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

Interest Rates
We use both fixed and variable rate debt as sources of financing. As of June 30, 2022, we had approximately $1,104.5 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $559.2 million was bearing interest at variable rates. Based on variable debt levels at June 30, 2022, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense increasing by approximately $5.6 million.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first six months of 2022 average price of unleaded gasoline, assuming gasoline usage levels for the six months ended June 30, 2022, would lead to an increase in fuel costs of approximately $0.5 million.
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
Other Market Risk
As of June 30, 2022, we have no other material exposure to market risk.
Item 4. Controls and Procedures
i.Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
ii.Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote. See the additional information in Note 11, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K Report under Part I, Item 1A for the quarter ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 6. Exhibits

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
____________________
*    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2022

Agiliti, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)