Form 10-Q
period 2022-09-30
AGILITI, INC. \DE
filed 2022-11-10
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 001-40361
AGILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	83-1608463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of October 31, 2022: 133,337,793

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements — Unaudited
Agiliti, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$32,211	$74,325
Accounts receivable, less allowance for credit losses of $3,496 and $2,902	203,087	209,308
Inventories	60,987	55,307
Prepaid expenses	21,503	18,549
Other current assets	13,003	395
Total current assets	330,791	357,884
Property and equipment, net	253,639	258,370
Goodwill	1,218,329	1,213,121
Operating lease right-of-use assets	82,838	80,676
Other intangibles, net	508,769	573,159
Other	23,295	32,537
Total assets	$2,417,661	$2,515,747
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$17,642	$17,534
Current portion of operating lease liability	23,438	22,826
Current portion of obligation under tax receivable agreement	29,824	29,187
Accounts payable	59,094	53,851
Accrued compensation	31,867	47,951
Accrued interest	3,889	3,473
Deferred revenue	9,279	5,808
Other accrued expenses	25,883	27,900
Total current liabilities	200,916	208,530
Long-term debt, less current portion	1,050,288	1,174,968
Obligation under tax receivable agreement, pension and other long-term liabilities	17,036	29,629
Operating lease liability, less current portion	70,259	63,241
Deferred income taxes, net	142,676	143,307
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 133,330,184 and 130,950,061 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	944,477	938,888
Accumulated deficit	(17,645)	(44,486)
Accumulated other comprehensive income	9,490	1,537
Total Agiliti, Inc. and Subsidiaries equity	936,335	895,952
Noncontrolling interest	151	120
Total equity	936,486	896,072
Total liabilities and equity	$2,417,661	$2,515,747
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$271,185	$262,424	$839,613	$748,212
Cost of revenue	169,582	158,990	516,218	444,346
Gross margin	101,603	103,434	323,395	303,866
Selling, general and administrative expense	86,044	75,052	254,303	225,334
Operating income	15,559	28,382	69,092	78,532
Loss on extinguishment of debt	—	—	1,418	10,116
Interest expense	12,531	10,711	34,456	40,444
Tax indemnification expense	11,918	—	11,918	—
Income (loss) before income taxes and noncontrolling interest	(8,890)	17,671	21,300	27,972
Income tax (benefit) expense	(10,879)	7,943	(5,672)	13,832
Consolidated net income	1,989	9,728	26,972	14,140
Net income attributable to noncontrolling interest	38	60	131	117
Net income attributable to Agiliti, Inc. and Subsidiaries	$1,951	$9,668	$26,841	$14,023

Basic income per share	$0.01	$0.07	$0.20	$0.12
Diluted income per share	$0.01	$0.07	$0.19	$0.11

Weighted-average common shares outstanding:
Basic	133,212,218	130,380,551	132,313,218	117,578,750
Diluted	139,062,813	138,490,526	138,242,880	125,515,000
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated net income	$1,989	$9,728	$26,972	$14,140
Other comprehensive income:
Gain on minimum pension liability, net of tax of $0, $19, $0, and $56	—	54	—	163
Gain (loss) on cash flow hedge, net of tax of $93, $(6), $2,734, and $297	269	(17)	7,953	875
Total other comprehensive income	269	37	7,953	1,038
Comprehensive income	2,258	9,765	34,925	15,178
Comprehensive income attributable to noncontrolling interest	38	60	131	117
Comprehensive income attributable to Agiliti, Inc. and Subsidiaries	$2,220	$9,705	$34,794	$15,061
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of June 30, 2022	$13	$938,906	$(19,596)	$9,221	$928,544	$166	$928,710
Net income	—	—	1,951	—	1,951	38	1,989
Other comprehensive income	—	—	—	269	269	—	269
Share-based compensation expense	—	4,712	—	—	4,712	—	4,712
Stock options exercised	—	978	—	—	978	—	978
Shares forfeited for taxes	—	(121)	—	—	(121)	—	(121)
Dividend forfeited, net of payable	—	2	—	—	2	—	2
Cash distributions to noncontrolling interests	—	—	—	—	—	(53)	(53)
Balance as of September 30, 2022	$13	$944,477	$(17,645)	$9,490	$936,335	$151	$936,486

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of June 30, 2021	$13	$928,623	$(64,137)	$(2,618)	$861,881	$118	$861,999
Net income	—	—	9,668	—	9,668	60	9,728
Other comprehensive income	—	—	—	37	37	—	37
Share-based compensation expense	—	4,235	—	—	4,235	—	4,235
Stock options exercised	—	7	—	—	7	—	7
Dividend forfeited	—	2	—	—	2	—	2
Cash distributions to noncontrolling interests	—	—	—	—	—	(55)	(55)
Balance as of September 30, 2021	$13	$932,867	$(54,469)	$(2,581)	$875,830	$123	$875,953

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2021	$13	$938,888	$(44,486)	$1,537	$895,952	$120	$896,072
Net income	—	—	26,841	—	26,841	131	26,972
Other comprehensive income	—	—	—	7,953	7,953	—	7,953
Proceeds from issuance of common stock	—	2,159	—	—	2,159	—	2,159
Share-based compensation expense	—	14,947	—	—	14,947	—	14,947
Stock options exercised	—	2,949	—	—	2,949	—	2,949
Shares forfeited for taxes	—	(14,488)	—	—	(14,488)	—	(14,488)
Dividend forfeited, net of payable	—	22	—	—	22	—	22
Cash distributions to noncontrolling interests	—	—	—	—	—	(100)	(100)
Balance as of September 30, 2022	$13	$944,477	$(17,645)	$9,490	$936,335	$151	$936,486

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2020	$10	$513,902	$(68,492)	$(3,619)	$441,801	$144	$441,945
Net income	—	—	14,023	—	14,023	117	14,140
Other comprehensive income	—	—	—	1,038	1,038	—	1,038
Share-based compensation expense	—	9,917	—	—	9,917	—	9,917
Stock options exercised	—	380	—	—	380	—	380
Issuance of common stock	3	412,738	—	—	412,741	—	412,741
Stock issuance costs	—	(4,084)	—	—	(4,084)	—	(4,084)
Dividend forfeited	—	14	—	—	14	—	14
Cash distributions to noncontrolling interests	—	—	—	—	—	(138)	(138)
Balance as of September 30, 2021	$13	$932,867	$(54,469)	$(2,581)	$875,830	$123	$875,953
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Consolidated net income	$26,972	$14,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	65,502	78,249
Amortization	71,254	63,482
Loss on extinguishment of debt	1,418	7,716
Remeasurement of tax receivable agreement	—	4,542
Provision for credit losses	801	1,121
Provision for inventory obsolescence	859	2,539
Non-cash share-based compensation expense	15,066	10,127
Gain on sales and disposals of equipment	(793)	(3,939)
Deferred income taxes	(3,365)	12,040
Changes in operating assets and liabilities:
Accounts receivable	3,420	(30,305)
Inventories	(6,539)	1,241
Other operating assets	(7,566)	(5,392)
Accounts payable	13,123	4,701
Other operating liabilities	(18,251)	(21,849)
Net cash provided by operating activities	161,901	138,413
Cash flows from investing activities:
Medical equipment purchases	(37,494)	(23,912)
Property and office equipment purchases	(20,374)	(15,539)
Proceeds from disposition of property and equipment	2,695	8,187
Acquisitions, net of cash acquired	(3,125)	(450,198)
Net cash used in investing activities	(58,298)	(481,462)
Cash flows from financing activities:
Proceeds under debt arrangements	20,000	233,052
Payments under debt arrangements	(146,173)	(361,770)
Payments of principal under finance lease liability	(6,676)	(6,721)
Payments of deferred financing costs	—	(229)
Payments under tax receivable agreement	—	(748)
Distributions to noncontrolling interests	(100)	(138)
Proceeds from exercise of stock options	2,949	380
Dividend and equity distribution payment	(908)	(926)
Proceeds from issuance of common stock	—	401,441
Stock issuance costs		(4,084)
Shares forfeited for taxes	(14,488)	—
Payments of contingent consideration	(321)	—
Net cash (used in) provided by financing activities	(145,717)	260,257
Net change in cash and cash equivalents	(42,114)	(82,792)
Cash and cash equivalents at the beginning of period	74,325	206,505
Cash and cash equivalents at the end of period	$32,211	$123,713

Supplemental cash flow information:
Interest paid	$30,214	$40,991
Income taxes paid	13,172	2,647
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
The interim consolidated financial statements presented herein as of September 30, 2022, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
Income Taxes
Pursuant to the receipt of a Private Letter Ruling from the IRS during the three months ended September 30, 2022, we released a reserve assumed from our Sizewise Acquisition in 2021. The exposure was covered by an indemnification agreement with the seller. The release of the reserve and associated interest and penalties accrual resulted in a $11.9 million tax benefit and indemnification expense for the same amount, which is included in ‘Tax indemnification expense’ on the Consolidated Statements of Operations. The release of the reserve is treated as a significant, unusual item under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 740, “Income Taxes”, and Subtopic 740-270, and $11.9 million tax benefit recognized resulted in a significant variation in the customary relationship between income tax expense (benefit) and pre-tax income (loss) for the three and nine months ended September 30, 2022.

Significant Accounting Policies and Estimates
The most recent review of estimated useful lives of fixed assets indicated that certain medical equipment had actual lives that were longer than previously estimated. As a result, effective July 1, 2022, we increased the expected useful lives of such medical equipment from four to seven years to five to ten years on a prospective basis. The effect of this change reduced depreciation expense by approximately $3.8 million and increased net income by approximately $2.8 million, or $0.02 per basic and diluted share for the three and nine months ended September 30, 2022.
A description of our significant accounting policies is included in the audited consolidated financial statements. There have been no material changes to these policies for the quarter ended September 30, 2022.
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
In September 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The ASU may be applied through December 31, 2022. We will continue to evaluate the phase out of LIBOR but do not expect the adoption will have a material impact on our consolidated financial statements.
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
In the following table, revenue is disaggregated by service solution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Equipment Solutions	$103,103	$77,707	$331,810	$232,319
Clinical Engineering	103,639	111,614	310,850	287,860
Onsite Managed Services	64,443	73,103	196,953	228,033
Total revenue	$271,185	$262,424	$839,613	$748,212

The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 was $18.1 and $15.9 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.
The Company had a balance of $9.3 and $5.8 million of deferred revenue as of September 30, 2022 and December 31, 2021, respectively. During the three and nine months ended September 30, 2022, $0.7 and $2.2 million, respectively, of revenue was recognized that was included in deferred revenue at the beginning of the period.
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

The following summarizes the fair values of assets acquired and liabilities assumed at the date of the Northfield Acquisition within our consolidated balance sheet as of December 31, 2021:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(unaudited, in thousands)	2022	2021	2022	2021
Revenue	$271,185	$303,028	$839,613	$895,994
Net income attributable to Agiliti, Inc. and Subsidiaries	1,951	10,670	26,841	21,623
Included in the determination of pro forma net income for the three and nine months ended September 30, 2021 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments included depreciation and amortization of assets acquired and interest expense on additional debt to finance the acquisition. Income taxes are provided at the estimated statutory rate. Revenue and net income for the three and nine months ended September 30, 2022 are as reported.

5.    Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value at September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,449	$—	$—	$2,449
Interest rate swap	—	12,780	—	12,780
Total Assets	$2,449	$12,780	$—	$15,229
Liabilities:
Contingent consideration	$—	$—	$3,649	$3,649
Obligation under tax receivable agreement	—	—	40,517	40,517
Deferred compensation liabilities	2,449	—	—	2,449
Total Liabilities	$2,449	$—	$44,166	$46,615

	Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,452	$—	$—	$2,452
Interest rate swap	—	2,093	—	2,093
Total Assets	$2,452	$2,093	$—	$4,545
Liabilities:
Contingent consideration	$—	$—	$500	$500
Obligation under tax receivable agreement	—	—	39,880	39,880
Deferred compensation liabilities	2,452	—	—	2,452
Total Liabilities	$2,452	$—	$40,380	$42,832
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
On January 4, 2019, we entered into a tax receivable agreement (“TRA”) with our former owners. The fair value of the obligation under the TRA was estimated using company specific assumptions that are not observable in the market and thus represents a Level 3 fair value measurement. Management’s estimate of the valuation of the obligation under the TRA is based on a Monte Carlo model which involves the use of projected cash flows of the Company, a discount rate, and historical deferred tax assets subject to the agreement. There were no remeasurement adjustments or payments made under the TRA during the three and nine months ended September 30, 2022. We made a remeasurement adjustment of $4.5 million and payment of $0.7 million during the three and nine months ended September 30, 2021.
In May 2020, we entered into an interest rate swap agreement to manage our interest rate exposure. For additional information on the interest swap agreement, see Note 8, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.
In January 2022, a $0.5 million earn-out payment was made to the previous owners of a surgical laser equipment solutions company, in which we acquired assets on December 11, 2020, based on achievement of certain revenue results. During the three months ended June 30, 2022, we completed the acquisition of several small surgical equipment repair companies and as a result, have accrued $3.6 million as of September 30, 2022 for future earn-out payments contingent upon achievement of certain revenue results.
Fair Value of Other Financial Instruments
The Company considers that the carrying amount of financial instruments, including accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short maturities. The fair value of our outstanding First Lien Term Loan (as defined in Note 8, Long-Term Debt) as of September 30, 2022 and December 31, 2021, is based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,045,443	$1,027,833	$1,167,649	$1,174,871
________________________

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $8.6 and $10.4 million and unamortized debt discount of $2.8 and $5.0 million as of September 30, 2022 and December 31, 2021, respectively.

6.    Selected Financial Statement Information
Property and Equipment
Our Property and Equipment is grouped into Medical Equipment and Property and Office Equipment. Depreciation of medical equipment is provided on the straight-line method over the equipment’s estimated useful life, generally five to ten years. The cost and accumulated depreciation of medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in cost of revenue in the period the asset is retired or sold. Property and office equipment includes property, leasehold improvements and office equipment. Depreciation and amortization of property and office equipment is provided on the straight-line method over the lesser of the remaining useful life or lease term for leasehold improvements and three to ten years for office equipment. The cost and accumulated depreciation or amortization of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in selling, general and administrative expense in the period the asset is retired or sold.

(in thousands)	September 30, 2022	December 31, 2021
Medical equipment	$380,107	$359,284
Less: Accumulated depreciation	(238,073)	(209,516)
Medical equipment, net	142,034	149,768
Leasehold improvements	48,413	39,026
Office equipment and vehicles	153,721	135,643
	202,134	174,669
Less: Accumulated depreciation	(90,529)	(66,067)
Property and office equipment, net	111,605	108,602
Total property and equipment, net	$253,639	$258,370
Depreciation expense recognized during the three months ended September 30, 2022 and 2021 was $19.1 and $25.4 million, respectively. Depreciation expense recognized during the nine months ended September 30, 2022 and 2021 was $65.5 and $78.2 million, respectively.
There were no impairment charges on property and equipment during the three and nine months ended September 30, 2022 and 2021.
Goodwill and Other Intangible Assets
Our goodwill as of September 30, 2022 and December 31, 2021 consists of the following:

(in thousands)
Balance at December 31, 2021	$1,213,121
Acquisitions	5,208
Balance at September 30, 2022	$1,218,329
There were no impairment losses recorded on goodwill through September 30, 2022.
Our other intangible assets as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022
(in thousands)	Gross	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$756,889	$(255,295)	$501,594
Non-compete agreements	5,235	(4,835)	400
Trade names	7,806	(2,488)	5,318
Developed technology	2,300	(843)	1,457
Total other intangible assets	$772,230	$(263,461)	$508,769

	December 31, 2021
(in thousands)	Gross	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$756,889	$(194,312)	$562,577
Non-compete agreements	14,613	(13,222)	1,391
Trade names	9,179	(2,230)	6,949
Developed technology	2,300	(58)	2,242
Total other intangible assets	$782,981	$(209,822)	$573,159

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
Total amortization expense related to intangible assets was $21.7 and $20.6 million for the three months ended September 30, 2022 and 2021, respectively, and $64.4 and $57.7 million for the nine months ended September 30, 2022 and 2021, respectively. There were no impairment charges during the three and nine months ended September 30, 2022 and 2021 with respect to other intangible assets.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2022 and the next five years is as follows:

(in thousands)
Remainder of 2022	$21,574
2023	79,108
2024	68,604
2025	62,242
2026	55,870
2027	49,516
Supplementary Cash Flow Information
Supplementary cash flow information is as follows:

	September 30,
(in thousands)	2022	2021
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$2,976	$1,927
Finance lease assets and liability additions	4,104	6,795
Operating lease right-of-use assets and operating lease liability additions	19,580	9,731
Issuance of common stock related to acquisition	—	11,300
7.    Share-Based Compensation
The 2018 Omnibus Incentive Plan (“2018 Plan”) provides for the issuance of 16.7 million nonqualified stock options, restricted stock units and performance restricted stock units to any of the Company’s executives, other key employees and certain non-employee directors. The stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted have a ten-year contractual term and vest over one to four years. The restricted stock units vest over one to four years. The performance restricted stock units have both performance and service conditions and certain awards also have market based vesting conditions. The non-market based awards vest over three years upon achievement of established performance targets and a service requirement as defined in the respective award agreements. The market based awards cliff vest at three years with the achievement of the performance goals and completion of the required service period.
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

The fair value of the market based performance restricted stock units is estimated at the grant date using a Monte-Carlo simulation model which included the following assumptions:

Risk-free interest rate	1.65
Expected dividend yield	—%
Average expected volatility of the peer companies in the S&P Index	52.1%
Expected volatility of the Company (1)	52.5%
Expected term	2.83
____________________
(1) Expected volatility of the Company was calculated using a weighted-average of historical data available (0.85 years) and the remaining weight split equally among guideline public companies.

In connection with our IPO, we granted certain of our employees, including our named executive officers, restricted stock units, performance restricted stock units, and stock options under the 2018 Plan with respect to approximately 1.6 million shares of the Company’s common stock.
A total of 2.0 million shares of our common stock are reserved for issuance under our Employee Stock Purchase Plan ("ESPP"). Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. 0.1 million shares were issued under the ESPP as of September 30, 2022. The Company recognizes share-based compensation expense for the discount received by participating employees. The Company recognized $0.1 and $0.5 million share-based compensation expense for the discount received by participating employees for the three and nine months ended September 30, 2022.
Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance were 7.4 million shares at September 30, 2022.
8.    Long-Term Debt
Long-term debt consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Revolving Loan	$—	$—
First Lien Term Loan	1,056,898	1,183,071
Finance lease liability	23,876	26,621
	1,080,774	1,209,692
Less: unamortized deferred financing costs and debt discount	(12,844)	(17,190)
	1,067,930	1,192,502
Less: Current portion of long-term debt	(17,642)	(17,534)
Total long-term debt	$1,050,288	$1,174,968
We are party to a seven-year senior secured delayed draw term loan facility due January 2026 which, as amended, provides an aggregate principal amount of $1.285 billion in borrowing capacity (the “First Lien Term Loan”). We also have access to a senior secured revolving credit facility due January 2026 in an aggregate principal amount of $250 million (the “Revolving Loan”).
During the nine months ended September 30, 2022, we prepaid $119.1 million of the borrowings under the First Lien Term Loan which resulted in a loss on extinguishment of $1.4 million.
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

The interest rate swap agreement qualifies for cash flow hedge accounting under ASC Topic 815, “Derivatives and Hedging.” Both at inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement at September 30, 2022 was $12.8 million all of which is included in other current assets on our consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive income on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at September 30, 2022. We have not recorded any amounts due to ineffectiveness for any periods presented.
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
The lease assets and liabilities are as follows:

(in thousands)		September 30, 2022	December 31, 2021
Lease Assets	Classification
Operating lease assets	Operating lease right-of-use assets	$82,838	$80,676
Finance lease assets	Property and equipment (1)	23,485	26,098
Total leased assets		$106,323	$106,774
Lease Liabilities
Current:
Operating	Current portion of operating lease liability	$23,438	$22,826
Finance	Current portion of long-term debt	8,244	8,136
Noncurrent:
Operating	Operating lease liability, less current portion	70,259	63,241
Finance	Long-term debt, less current portion	15,632	18,485
Total lease liabilities		$117,573	$112,688
____________________

(1)	Finance lease assets are recorded net of accumulated depreciation of $27.5 and $20.4 million as of September 30, 2022 and December 31, 2021, respectively.
The lease cost for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$2,157	$2,115	$6,501	$6,493
Interest on lease liabilities	216	179	599	557
Operating lease cost	7,270	5,074	21,765	14,150
Short-term lease cost	222	239	752	575
Variable lease cost	1,629	1,472	4,739	4,247
Total lease cost	$11,494	$9,079	$34,356	$26,022

The maturity of lease liabilities at September 30, 2022 was as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2022 remaining	$6,527	$2,770	$9,297
2023	24,675	8,072	32,747
2024	21,696	5,275	26,971
2025	17,639	3,453	21,092
2026	13,272	2,277	15,549
Thereafter	15,295	4,316	19,611
Total lease payments	$99,104	$26,163	$125,267
Less: Interest	5,407	2,287	7,694
Present value of lease liabilities	$93,697	$23,876	$117,573
The lease term and discount rate at September 30, 2022 were as follows:

September 30, 2022
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	2.2
Weighted-average discount rate
Operating leases	2.3%
Finance leases	2.2%
Other information related to cash paid related to lease liabilities and lease assets obtained for the nine months ended September 30, 2022 and 2021 was as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$599	$557
Operating cash flows for operating leases	19,262	13,362
Financing cash flows for finance leases	6,676	6,721

Lease asset obtained in exchange for new finance lease liabilities	4,104	6,795
Lease asset obtained in exchange for new operating lease liabilities	19,580	9,731
10.    Dividend
In November 2019, the Company declared a $2.23 dividend per share that was paid to holders of common stock and is paid upon vesting to holders of restricted stock units and performance restricted stock units. An immaterial amount of dividends were paid during the three months ended September 30, 2022 and 2021. Dividends paid during both the nine months ended September 30, 2022 and 2021 were $0.9 million.
Dividends payable was $0.3 million as of September 30, 2022, all of which was included in accounts payable, and $1.2 million as of December 31, 2021, of which $0.9 million was included in accounts payable and $0.3 million was included in other long-term liabilities.

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
12.    Related Party Transaction
Since January 2019, we have been controlled by THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P., our principal stockholder. On January 4, 2019, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor provided management, consulting and other advisory services to the Company. In consideration for these services, the Company paid to the Advisor (i) a non-refundable periodic retainer fee in an aggregate amount per fiscal quarter equal to the greater of (a) $375,000 or (b) 1% of the consolidated Adjusted EBITDA (as defined in the Advisory Services Agreement) for the immediately preceding fiscal quarter or such other amount as may be mutually agreed, with the first such payment to be made on April 15, 2019, (ii) fees in amounts to be mutually agreed upon in connection with any financing or refinancing, dividend, recapitalization, acquisition, disposition and spin-off or split-off transaction, (iii) in the case of an initial public offering (“IPO”), in addition to the fees under clauses (i) and (ii), an amount equal to the net present value of the higher periodic fee that would have been payable from the date of such IPO until the scheduled termination date of the Advisory Services Agreement, and (iv) fees for other management, consulting and other advisory services to be discussed in good faith among the parties. The companies also paid expenses incurred by the Advisor, its consultants and certain other parties affiliated with Advisor. Total professional services fees incurred to the Advisor were $0 and $0.6 million for the three and nine months ended September 30, 2021. The Advisory Services Agreement was terminated upon the completion of the IPO. In connection with the termination of the Advisory Services Agreement, we were required to pay to the Advisor a buyout fee of approximately $7.0 million, which was expensed immediately in the second quarter of 2021.
13.    Employee Benefit Plans
Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.
The components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$212	$196	$635	$589
Expected return on plan assets	(285)	(276)	(854)	(830)
Recognized net actuarial loss	—	73	—	219
Net periodic benefit cost	$(73)	$(7)	$(219)	$(22)
The Company made $0.7 million of contributions to the pension plan during the nine months ended September 30, 2022. The Company does not expect to make any additional contributions for the remainder of 2022.
14.    Income Taxes
For the three and nine months ended September 30, 2022, the Company recorded income tax benefit of $10.9 and $5.7 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $7.9 and $13.8 million, respectively. The income tax benefit for the three months ended September 30, 2022 was primarily due to the release of the reserve related to the Sizewise Acquisition offset by the tax-effect of pre-tax income from operations. The income tax benefit for the nine months ended September 30, 2022 was primarily due to the release of the reserve related to the Sizewise Acquisition and benefit from stock options and stock compensation offset by the effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax expense for the three and nine months ended September 30, 2021 is primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible transaction costs, non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and the remeasurement of the tax receivable agreement.

During the nine months ended September 30, 2022, gross unrecognized tax benefits decreased by $8.7 million to $1.3 million. Pursuant to the receipt of a Private Letter Ruling from the IRS during the three months ended September 30, 2022, we released the reserve assumed from the Sizewise Acquisition. The exposure was covered by an indemnification agreement with the seller, so the release resulted in a tax benefit and indemnification expense for the same amount. We do not currently expect any additional significant changes in the amount of unrecognized tax benefits during the next twelve months.

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. We have no accrued interest and penalties as of September 30, 2022 and $3.2 million as of December 31, 2021. The decrease in accrued interest and penalties is due to the reserve release noted above.

During the three months ended September 30, 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA introduces a Corporate Alternative Minimum Tax beginning in 2023 and an excise tax on the repurchase of corporate stock starting after January 1, 2023. We do not currently expect the IRA to have a material impact on our financial results. We will continue to monitor and assess the impact the IRA may have on our business and financial results.
15.    Concentration
For the three and nine months ended September 30, 2022, respectively, approximately 10.4% and 10.8% of total revenue related to various contracts with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary of Preparedness and Response (“ASPR”).
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
16.    Earnings Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average shares outstanding	133,212,218	130,380,551	132,313,218	117,578,750
Net effect of dilutive stock awards based upon the treasury stock method	5,850,595	8,109,975	5,929,662	7,936,250
Dilutive weighted average shares outstanding	139,062,813	138,490,526	138,242,880	125,515,000

Basic earnings per share	$0.01	$0.07	$0.20	$0.12
Diluted earnings per share	$0.01	$0.07	$0.19	$0.11

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share	9,203	—	9,203	—

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
We deploy our solution offering across three primary service lines:
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and integrated delivery networks (“IDNs”), with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. Our more than 1,600 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. Revenue attributable to such customers represented 23.8% and 27.9% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and 23.5% and 30.5% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.

Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With our outsourced offering, we assume full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We leverage more than 700 technical resources from our over 150 local market service centers and 7 Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We use flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced services during peak workload. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers represented 38.2% and 42.5% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and 37.0% and 38.5% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with hospital systems and alternate site providers. We consistently achieve high customer satisfaction ratings by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive Quality Management System which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes. Revenue attributable to such customers represented 38.0% and 29.6% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and 39.5% and 31.0% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.
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
RESULTS OF OPERATIONS
The following discussion addresses:
•our financial condition as of September 30, 2022; and
•the results of operations for the three and nine-month periods ended September 30, 2022 and 2021.
This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in our 2021 Form 10-K Report.
The following tables provide our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022		2021		$	%
Consolidated Statement of Operations Data:		% of total revenue		% of total revenue
Revenue	$271,185	100.0%	$262,424	100.0%	$8,761	3.3%
Cost of revenue	169,582	62.5	158,990	60.6	10,592	6.7
Gross margin	101,603	37.5	103,434	39.4	(1,831)	(1.8)
Selling, general and administrative expense	86,044	31.7	75,052	28.6	10,992	14.6
Operating income	15,559	5.8	28,382	10.8	(12,823)	(45.2)
Interest expense	12,531	4.6	10,711	4.1	1,820	17.0
Tax indemnification expense	11,918	4.4	—	—	11,918	100.0
Income (loss) before income taxes and noncontrolling interest	(8,890)	(3.2)	17,671	6.7	(26,561)	(150.3)
Income tax (benefit) expense	(10,879)	(4.0)	7,943	3.0	(18,822)	(237.0)
Consolidated net income	$1,989	0.8	$9,728	3.7	$(7,739)	(79.6)

	Nine Months Ended September 30,
(in thousands)	2022		2021		$	%
Consolidated Statement of Operations Data:		% of total revenue		% of total revenue
Revenue	$839,613	100.0%	$748,212	100.0%	$91,401	12.2%
Cost of revenue	516,218	61.5	444,346	59.4	71,872	16.2
Gross margin	323,395	38.5	303,866	40.6	19,529	6.4
Selling, general and administrative expense	254,303	30.3	225,334	30.1	28,969	12.9
Operating income	69,092	8.2	78,532	10.5	(9,440)	(12.0)
Loss on extinguishment of debt	1,418	0.2	10,116	1.4	(8,698)	(86.0)
Interest expense	34,456	4.1	40,444	5.4	(5,988)	(14.8)
Tax indemnification expense	11,918	1.4	—	—	11,918	100.0
Income before income taxes and noncontrolling interest	21,300	2.5	27,972	3.7	(6,672)	(23.9)
Income tax (benefit) expense	(5,672)	(0.7)	13,832	1.8	(19,504)	(141.0)
Consolidated net income	$26,972	3.2	$14,140	1.9	$12,832	90.7
Consolidated Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Total Revenue
The following table presents revenue by service solution for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
(in thousands)	2022	2021	%
Equipment Solutions	$103,103	$77,707	32.7%
Clinical Engineering	103,639	111,614	(7.1)
Onsite Managed Services	64,443	73,103	(11.8)
Total revenue	$271,185	$262,424	3.3%
Total revenue for the three months ended September 30, 2022 was $271.2 million, compared to $262.4 million for the three months ended September 30, 2021, an increase of $8.8 million or 3.3%. Equipment Solutions revenue increased 32.7% primarily driven by an increase in revenue of approximately $39.0 million related to the Sizewise Acquisition which was partially offset by lower utilization of our medical equipment post-COVID. Clinical Engineering revenue decreased 7.1% primarily due to lower federal government contract revenue offset partially by new business growth. Finally, our Onsite Managed Services revenue decreased 11.8% primarily driven by lower revenue associated with the renewal of the federal government contract. See Note 15, Concentration, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information on the renewed federal government contract.
Cost of Revenue
Total cost of revenue for the three months ended September 30, 2022 was $169.6 million compared to $159.0 million for the three months ended September 30, 2021, an increase of $10.6 million or 6.7%. On a percentage of revenue basis, cost of revenue increased from 60.6% of revenue in 2021 to 62.5% in 2022. The increase as a percentage of revenue was driven primarily from the federal government contract renewal and lower utilization of our medical equipment post-COVID offset partially by lower depreciation expense of approximately $7.0 million.
Gross Margin
Total gross margin for the three months ended September 30, 2022 was $101.6 million, or 37.5% of total revenue, compared to $103.4 million, or 39.4% of total revenue, for the three months ended September 30, 2021, a decrease of $1.8 million or 1.8%. The decrease in gross margin as a percentage of revenue was primarily impacted by the federal government contract renewal and lower utilization of our medical equipment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $11.0 million, or 14.6%, to $86.0 million for the three months ended September 30, 2022 as compared to the same period of 2021. Selling, general and administrative expense as a percentage of total revenue was 31.7% and 28.6% for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily due to the increases in costs and amortization expense related to the acquisition of Sizewise in 2021.
Interest Expense
Interest expense increased $1.8 million to $12.5 million for the three months ended September 30, 2022 as compared to the same period of 2021 primarily due to rising interest rates partially offset by lower debt balances.
Tax Indemnification Expense
Tax indemnification expense increased $11.9 million for the three months ended September 30, 2022 as compared to the same period of 2021 due solely to non-recurring expense incurred from the release of the indemnification asset related to the Sizewise Acquisition.
Income Taxes
Income taxes were a benefit of $10.9 million and expense of $7.9 million for the three months ended September 30, 2022 and 2021, respectively. Income tax benefit increased $18.8 million for the three months ended September 30, 2022 as compared to the same period of 2021. The increase is due to the release of the reserve and associated interest and penalties accrual related to the Sizewise Acquisition of $11.9 million and a reduction in pretax income.
Consolidated Net Income
Consolidated net income decreased $7.7 million to $2.0 million in the third quarter of 2022 as compared to the same period of 2021. The decrease in net income was impacted primarily by lower margins.
Consolidated Results of Operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Total Revenue
The following table presents revenue by service solution for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
(in thousands)	2022	2021	%
Equipment Solutions	$331,810	$232,319	42.8%
Clinical Engineering	310,850	287,860	8.0
Onsite Managed Services	196,953	228,033	(13.6)
Total revenue	$839,613	$748,212	12.2%

Total revenue for the nine months ended September 30, 2022 was $839.6 million, compared to $748.2 million for the nine months ended September 30, 2021, an increase of $91.4 million or 12.2%. Equipment Solutions revenue increased 42.8% primarily driven by the an increase in revenue of approximately $120.0 million related to the Sizewise Acquisition, which was partially offset by lower utilization of our medical equipment post-COVID. Clinical Engineering revenue increased 8.0% primarily due to new business growth offset partially by lower federal government revenue. Finally, our Onsite Managed Services revenue decreased 13.6% primarily driven by lower revenue associated with the renewal of the federal government contract.
Cost of Revenue
Total cost of revenue for the nine months ended September 30, 2022 was $516.2 million compared to $444.3 million for the nine months ended September 30, 2021, an increase of $71.9 million or 16.2%. On a percentage of revenue basis, cost of revenue increased from 59.4% of revenue in 2021 to 61.5% in 2022. The increase as a percentage of revenue was driven primarily by the federal government contract renewal and lower utilization of our medical equipment post-COVID partially offset by lower depreciation expense of approximately $15.0 million.
Gross Margin
Total gross margin for the nine months ended September 30, 2022 was $323.4 million, or 38.5% of total revenue, compared to $303.9 million, or 40.6% of total revenue, for the nine months ended September 30, 2021, an increase of $19.5 million or 6.4%. The decrease in gross margin as a percentage of revenue was primarily impacted by the federal government contract renewal, lower utilization of our equipment, and the acquisitions completed in the prior year.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $29.0 million, or 12.9%, to $254.3 million for the nine months ended September 30, 2022 as compared to the same period of 2021. Selling, general and administrative expense as a percentage of total revenue was 30.3% and 30.1% for the nine months ended September 30, 2022 and 2021, respectively. The increase was primarily due to the increases in costs and amortization expense related to the acquisition of Northfield and Sizewise in 2021, partially offset by the elimination of the management services agreement with our majority owner.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the nine months ended September 30, 2022 was $1.4 million, compared to $10.1 million for the nine months ended September 30, 2021, a decrease of $8.7 million or 86.0%. Loss on extinguishment of debt for the nine months ended September 30, 2022 consisted of the write-off of unamortized debt discount related to the paydown of our term loan. The loss in 2021 was the result of the write-off of the unamortized deferred financing cost and debt discount along with an additional 1% redemption price related to the repayment of our Second Lien Term Loan.
Interest Expense
Interest expense decreased $6.0 million to $34.5 million for the nine months ended September 30, 2022 as compared to the same period of 2021 primarily due to the repayment of our Second Lien Term Loan from the proceeds of the IPO in the second quarter of 2021 as well as the prepayment of $119.1 million on our First Lien Term Loan during the first six months of 2022, partially offset by rising interest rates.
Tax Indemnification Expense
Tax indemnification expense increased $11.9 million for the nine months ended September 30, 2022 as compared to the same period of 2021 due solely to non-recurring expense incurred from the release of the indemnification asset related to the Sizewise Acquisition.
Income Taxes
Income taxes were a benefit of $5.7 million and expense of $13.8 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax benefit increased $19.5 million primarily due to the release of the reserve and associated interest and penalties accrual related to the Sizewise Acquisition of $11.9 million and benefit from stock options and stock compensation offset by the effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m).

Consolidated Net Income
Consolidated net income increased $12.8 million to $27.0 million in the nine months ended September 30, 2022 as compared to the same period of 2021. The increase in net income was impacted by the 12.2% increase in revenue.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $225.2 and $245.8 million for the nine months ended September 30, 2022 and 2021, respectively. Adjusted EBITDA for the nine months ended September 30, 2022 was lower than in 2021 primarily due to the reduction in gross margin.
EBITDA is defined as earnings attributable to Agiliti, Inc. before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA excluding non-cash share-based compensation expense, management fees and other non-recurring gains, expenses or losses, transaction costs, remeasurement of tax receivable agreement and loss on extinguishment of debt. In addition to using EBITDA and Adjusted EBITDA internally as measures of operational performance, we disclose them externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. We believe the investment community frequently uses EBITDA and Adjusted EBITDA in the evaluation of similarly situated companies. Adjusted EBITDA is also used by the Company as a factor to determine the total amount of incentive compensation to be awarded to executive officers and other employees. EBITDA and Adjusted EBITDA, however, are not measures of financial performance under GAAP and should not be considered as alternatives to, or more meaningful than, net income as measures of operating performance or to cash flows from operating, investing or financing activities or as measures of liquidity. Since EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying interpretations and calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not represent amounts of funds that are available for management’s discretionary use. EBITDA and Adjusted EBITDA presented below may not be the same as EBITDA and Adjusted EBITDA calculations as defined in the First Lien Credit Facilities. A reconciliation of net income attributable to Agiliti, Inc. to Adjusted EBITDA is included below:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net income attributable to Agiliti, Inc. and Subsidiaries	$26,841	$14,023
Interest expense	34,456	40,444
Income tax (benefit) expense (1)	(5,672)	13,832
Depreciation and amortization	133,711	138,676
EBITDA	189,336	206,975
Non-cash share-based compensation expense	15,066	10,127
Management and other expenses (2)	13,877	7,626
Transaction costs (3)	5,465	6,440
Tax receivable agreement remeasurement	—	4,542
Loss on extinguishment of debt (4)	1,418	10,116
Adjusted EBITDA	$225,162	$245,826

Other Financial Data:
Net cash provided by operating activities	$161,901	$138,413
Net cash (used in) investing activities	(58,298)	(481,462)
Net cash provided by (used in) financing activities	(145,717)	260,257
____________________
(1) Income tax (benefit) expense includes the $11.9 million tax benefit due to the release of the reserve and associated interest and penalties related to the Sizewise Acquisition.
(2) Management and other expenses includes (a) tax indemnification expense related to the Sizewise Acquisition; (b) management fees and buyout termination fee under the Advisory Services Agreement, which was terminated in connection with the initial public offering in 2021; and (c) non-recurring expenses.

(3) Transaction costs represent costs associated with potential and completed mergers and acquisitions and are primarily related to the Northfield and Sizewise acquisitions.
(4) Loss on extinguishment of debt for the nine months ended September 30, 2022 consists of the write-off of the unamortized debt discount related to the partial prepayment of the First Lien Term Loan. Loss on extinguishment of debt for the nine months ended September 30, 2021 consists of the write-off of the unamortized deferred financing costs and debt discount and an additional 1% redemption price related to the repayment of our Second Lien Term Loan and the write-off of the unamortized deferred financing cost related to the amendment of our Revolving Credit Facility.
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
Net cash provided by operating activities was $161.9 and $138.4 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by operating activities during 2022 was favorably impacted by the timing of collections on accounts receivables.
Net cash used in investing activities was $58.3 and $481.5 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in net cash used in investing activities was primarily due to the Northfield Acquisition completed on March 19, 2021.
Net cash used in financing activities was $145.7 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $260.3 million for the nine months ended September 30, 2021. The change in net cash used in financing activities was primarily due to proceeds from the issuance of common stock from the IPO in 2021. In 2022, the change in net cash used in financing was driven by prepayment of the First Lien Term Loan of $119.1 million.
RECENT ACCOUNTING PRONOUNCEMENT
See Note 2, Recent Accounting Pronouncements, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2022, we did not have any unconsolidated SPEs.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-

looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
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
Interest Rates
We use both fixed and variable rate debt as sources of financing. As of September 30, 2022, we had approximately $1,080.8 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $556.9 million was bearing interest at variable rates. Based on variable debt levels at September 30, 2022, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense increasing by approximately $5.6 million.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first nine months of 2022 average price of unleaded gasoline, assuming gasoline usage levels for the nine months ended September 30, 2022, would lead to an increase in fuel costs of approximately $0.6 million.
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
Other Market Risk
As of September 30, 2022, we have no other material exposure to market risk.
Item 4. Controls and Procedures
i.Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2021 Form 10-K Report under Part I, Item 1A for the quarter ended September 30, 2022.
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
Date: November 10, 2022

Agiliti, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)