Form 10-K
period 2022-12-31
AGILITI, INC. \DE
filed 2023-03-07
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                to
Commission File Number: 001-40361
AGILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	11095 Viking Drive,	83-1608463
(State or other jurisdiction of	Eden Prairie, Minnesota 55344	(I.R.S. Employer
incorporation or organization)	(Address of principal executive offices, including zip code)	Identification No.)
(952) 893-3200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	AGTI	The New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $694,261,531 based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of common stock, $0.0001 par value, outstanding as of February 28, 2023 was 133,792,048.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•our potential inability to maintain existing contracts or contract terms with, or enter into new contracts with customers;
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
•impairment charges for goodwill or other long-lived assets;
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
•effects of high interest rates; and
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
Our diverse customer base includes more than 10,000 national, regional and local acute care hospitals, health systems and integrated delivery networks ("IDN") and alternate site providers (such as surgery centers, specialty hospitals, home care providers, long-term acute care hospitals and skilled nursing facilities). We serve the federal government as well as a number of city and state governments providing management and maintenance of emergency equipment stockpiles, and we are an outsourced service provider to medical device manufacturers supporting critical device remediation and repair services. We deliver our solutions through our nationwide network of more than 150 service centers and Centers of Excellence, a majority of which are certified to ISO 13485:2016. At our facilities, we employ a team of more than 800 specialized biomed repair technicians, more than 5,000 field-based service operators who work onsite within customer facilities or in our local service centers, and over 200 field sales and account managers. Our fees are primarily paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.
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
Further, the repair and maintenance of this highly technical equipment continues to increase in complexity and cost. Over a period of 15 years from 1995 to 2010 there was a 62% increase in the number of medical devices per hospital bed and a 90% increase in costs related to maintaining this equipment. Given the increasingly complex nature of these devices and stringent regulatory mandates guiding their upkeep, specialized technical knowledge is required to repair and maintain them. Most healthcare facilities struggle to employ the in-house capabilities and resources needed to ensure timely, routine maintenance and rapid testing, repair and turnaround of their medical inventory which may impact time-to-therapy and patient safety, while driving up capital replacement costs on equipment that could have otherwise been kept operational with proper maintenance.
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
These challenges drive up significant costs and time delays within individual hospital facilities, but when multiplied across several hospitals and alternate site facilities within an integrated delivery network, the losses increase significantly. An average 2,500 bed IDN has been shown to waste more than $11.0 million annually on inefficient equipment maintenance and unnecessary capital purchases, while clinicians lose valuable patient time and productivity hours managing equipment needs.
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
Demand for better patient safety and outcomes. Hospitals across the U.S. are focused on improving patient safety and outcomes, which includes efforts to minimize hospital-acquired conditions (e.g. infections, patient falls and pressure injuries) and increase nursing time at the patient bedside. Hospitals turn to us to assist them in managing their equipment in ways that have been shown to help them to minimize these incidents and ensure equipment is available when and where it is needed for patient care, thereby improving patient safety and time to therapy, and supporting optimal patient outcomes.
Caregiver retention and satisfaction. Hospitals continue to experience pressure and risk related to nursing and other caregiver retention and job satisfaction pressures. According to McKinsey & Company, the United States is expected to face a nurse shortage of between 200,000 and 450,000 nurses by 2025. Adding non-patient care duties, such as searching for, cleaning and managing equipment, adds to nurse workload and contributes to clinician dissatisfaction and turnover. We expect that with these internal pressures, hospitals will increasingly turn to our programs to outsource healthcare technology management duties and related management processes to allow nurses more time to spend on patient care, resulting in improved job satisfaction.
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
Our Value Proposition
As a critical outsource partner to more than 10,000 U.S. healthcare customers, including most leading providers nationwide, we’ve tailored our solution offering and service model to address the unique challenges and opportunities we witness among our customers related to the effective management of medical equipment.
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
Cost savings and lower total costs of equipment ownership
•Increased utilization of both customer-owned and supplemental equipment
•Lower overall total cost of equipment ownership by combining our solutions to solve challenges across the end-to-end equipment management process
•Optimized management and logistics of provider-owned equipment through tracking, monitoring, reprocessing, maintaining, and ensuring equipment is safety-tested and redeployed for use
•Reduced maintenance and repair costs through the use of our proprietary technology, flexible staffing models, parts pool, equipment capabilities and diverse skill mix of knowledgeable equipment technicians and our commitment to quality
•Benefits of specialized technician labor to augment clinical biomed staff, having been shown to help reduce service costs and provide required technical proficiency to address more complex equipment types
•Access to our extensive data and expertise on the cost, performance, features and functions of all major items of medical equipment
•Assistance with capital planning, vendor management and regulatory compliance
More time to spend with patients and confidence in the availability of patient-ready medical equipment
•Increased productivity and satisfaction among nursing staff achieved by eliminating certain non-clinical work tasks and saving an average 300-bed hospital over 28,000 caregiver hours annually, allowing more time to focus on patient care responsibilities
•Improved time-to-therapy for patients at risk for falls, skin breakdown and bariatric safety by expediting delivery of therapeutic equipment direct to the patient room
•Access to supplemental moveable medical equipment, surgical equipment and next generation technology without the expense of acquisition on a pay-per-procedure basis
Improved regulatory compliance, risk management and extended use life
•Optimal maintenance intervals and parts replacement to extend equipment use life, reduce waste and lower obsolescence risk
•Compliance with regulatory and recordkeeping requirements and adherence to manufacturers’ specifications on the reprocessing and maintenance of medical equipment
•Equipment quality assurance through the use of our comprehensive quality management system (“QMS”) based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016
•Risk mitigation and lower costs associated with product recalls or device modifications
Technical expertise and supplemental staffing to sustain optimal equipment workflow
•Reduced administrative and time burdens on clinical staff related to managing and locating available equipment and coordinating among multiple vendors
•Specialized technical and clinical specialists that directly interact with and work alongside customers to optimize equipment outsourcing solutions

Our Market Opportunities
We participate in the U.S. medical equipment services market comprised of the services we offer through our onsite managed services, clinical engineering services and equipment solutions service lines.
Per the Centers for Medicare and Medicaid Services (“CMS”), as of 2021, healthcare spending reached $4.3 trillion, or $12,914 per person and accounted for 18.3% of the U.S. GDP. Spending is expected to grow at an average annual rate of 5.1% from 2021-2030, due to secular tailwinds including an aging population, rising acuity, and prevalence of chronic conditions.
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
We believe there are several key macro trends that will drive increased demand for our products and services:
Favorable demographic trends. According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population. This segment is expected to grow to approximately 95 million individuals by 2060. This represents a 93.9% increase in the 65-and-older segment of the population as compared to 2016. As a result, over time, the number of patients and the volume of hospital admissions are expected to grow. The aging population and increasing life expectancy are driving demand for healthcare services.
Increase in chronic disease and obesity. According to the Center for Disease Control and Prevention (“CDC”), six in ten Americans live with at least one chronic disease, like heart disease and stroke, cancer, or diabetes. These conditions often require specialty equipment to support therapeutic intervention in inpatient and outpatient care settings. In addition, obesity in the U.S. increased to 41.9% of the population between 2017-2020, up from 30.5% between 1999-2000 (CDC). This population demands greater access to specialty bariatric equipment to support care and minimize the incidence of injury during a hospital stay.
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
Increase in infection control risks. Infection control remains an essential priority for hospitals and health systems as a way to limit the spread of hospital-acquired infections. This has further escalated as a top priority due to the COVID-19 pandemic. Most focus in this area is around hand hygiene, the proper use of personal protective equipment ("PPE") and the reprocessing and sterilization of critical and semi-critical medical devices (e.g. surgical instruments, endoscopes). Often overlooked is the reprocessing of non-critical medical devices, such as infusion pumps and ventilators, that are commonly touched by caregivers and patients. If not properly cleaned and sanitized between patient use, these devices can pose increased infection control risks. We expect an increase in demand of onsite equipment management programs to address proper reprocessing of these types of devices and help lower infection risks and allow clinicians to spend more time at the patient bedside and less time cleaning equipment.

Our Solutions
We provide a comprehensive offering for the manufacturing, management, maintenance and mobilization of critical medical devices, built on an integrated service platform. Our solutions help reduce the cost and complexity of acquiring, managing and maintaining medical equipment inventories. The integrated nature of our offerings within our end-to-end service framework ensures we maximize value to over 10,000 customers nationwide as we address more aspects of the equipment lifecycle continuum.
While customers may initially engage with us across one aspect of our service lines within this framework, we employ a variety of land-and-expand tactics to grow our relationships and customer share-of-wallet over time. These tactics include:
•Gateway solutions which offer an entry point to the economic buyer and include peak needs equipment, surgical lasers and equipment, specialty beds and surfaces and supplemental clinical engineering services;
•Vertical solutions which provide a deeper level of service with clinical offerings tailored to specific patient needs (e.g. bariatrics, wound management, falls management) and clinical engineering programs for broad equipment categories (general biomedical devices, diagnostic imaging equipment, surgical instruments);
•Comprehensive, connected solutions through onsite managed services and outsourced clinical engineering services that connect previously fragmented customer workflow processes to drive operational efficiencies, realize improved clinician and equipment productivity, lower total cost of ownership, ensure regulatory compliance, reduce waste, improve time to therapy and allow customers to effectively lower costs; and
•Comprehensive logistics, management and clinical engineering solutions that allow IDNs to manage equipment inventories across multiple locations, and supports city, state and federal government agencies in managing and maintaining equipment stockpiles.
We deploy our solution offering across three primary service lines:
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing and logistics of medical equipment at individual facilities and IDNs, with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. Our more than 1,300 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. Revenue attributable to such customers for the years ended December 31, 2022 and 2021 represented 23% and 29% of our total revenue, respectively.
Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With our outsourced offering, we assume full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We leverage more than 800 technical resources from our over 150 local market service centers and Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We use flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced services during peak workload. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers for the years ended December 31, 2022 and 2021 represented 38% and 37% of our total revenue, respectively.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with hospital systems and alternate site providers. We consistently achieve high customer satisfaction ratings, as evidenced by our Net Promotor Score ("NPS") of 47 for the year ended December 31, 2022, by delivering patient-ready equipment within our contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive QMS which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes. Revenue attributable to such customers for the years ended December 31, 2022 and 2021 represented 39% and 34% of our total revenue, respectively.
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
Because we work closely with customers to provide a long-term, value-based solution versus a product-based, transactional approach, they are motivated to expand their relationships with us over time. We have demonstrated an ability to grow revenue up to 5-6x with existing customers as they move toward our full suite of highly complementary services. From the year ended December 31, 2015 to the year ended December 31, 2022, our top 50 customers that experienced the largest growth in revenue over the same period increased in revenue from an aggregate of approximately $21.8 million to approximately $153.9 million (with increases at each customer ranging from $1.5 million to $12.6 million and an average increase of $2.6, and with consistent growth across our three primary service lines), primarily driven by our efforts to expand our share of wallet within our existing customer base.
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
•lower total cost of device ownership by reducing capital and operating costs related to owning and managing medical equipment;
•enhance operational productivity and staff satisfaction by ensuring equipment is available when and where needed; and
•maintain high standards of quality and regulatory compliance related to medical equipment use, maintenance and end-of-life disposal.
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
We employ a number of technical, clinical and surgical specialists that engage directly with our customers to drive improved cost, efficiency and clinical outcomes. These include over 800 biomedical repair technicians, more than 5,000 field-based service operators, and over 200 field sales and account managers. Our specialized teams, large equipment fleet, and quality assurance programs have been built over 80 years serving provider customers and represent a significant investment in infrastructure over time. This places us in a unique and hard-to-replicate position with the scale to serve the most complex acute care hospitals, such as teaching, research or specialty institutions, that demand access to current and preferred technologies to meet the complex needs of their patients.
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
Commitment to quality. Class I and II medical devices are designed, manufactured, and distributed from our Sizewise manufacturing facilities. Each of the United States-based facilities that produce finished goods is registered with the United States Food and Drug Administration ("FDA") and follows strict quality guidelines in accordance with 21 CFR 820 and ISO 13485:2016.
Agiliti also services and repairs medical devices manufactured by other OEMs. Third-party service providers like Agiliti are not required to register their sites with the FDA; therefore, there are no regulations that specifically apply to our maintenance of medical devices. We’ve made a commitment, however, to do the right thing for our customers and their patients by staffing a dedicated Quality team and implementing a QMS based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment to quality ensures that patient safety and risk management are at the center of every product decision, and that our equipment is serviced to the highest standards in the industry. We have elected to have independent accredited registrars certify our robust QMS at over 110 of our local market service centers, government service centers, and Centers of Excellence to ISO 13485:2015. British Standards Institute (“BSI”) has certified over 110 of our local market service centers, government service centers, and Centers of Excellence to ISO 13485:2016. The Surgical Equipment Repair and Imaging Centers of Excellence are certified by Deutscher Kraftfahrzeug-Überwachungs-Verein e.V. (“Dekra”) and National Quality Assurance (“NQA”). Our manufacturing facilities are certified by Intertek. We believe that ISO 13485:2016 provides the stringent guidelines specific to medical devices to ensure that our fleet of equipment, as well as the equipment we service, is maintained to the highest quality standards. Our commitment to quality extends to our exclusive use of OEM parts to repair FDA 510(k) registered medical devices that we own, whenever available. Implementing optimal maintenance intervals and parts replacement extends equipment use life, thereby reducing waste and lowering risk of obsolescence. We believe that our robust QMS policies set us apart in our industry from those who may use less stringent quality practices on the equipment they own or maintain.
Superior customer service. We believe we have a long-standing reputation among our customers for outstanding service and quality. This reputation is largely attributable to our strong customer service culture, which is continuously reinforced by management’s commitment to, and significant investment in, hiring and training resources. We strive to seamlessly integrate our employees and solutions into the operations of our customers. We believe that our aggressive focus on the overall customer experience has helped us achieve high customer satisfaction ratings, as evidenced by our NPS of 47 for the year ended December 31, 2022.
Low direct third-party payor reimbursement risk. Many healthcare providers rely on direct payment from patients or reimbursement from third-party payors. Our fees are primarily paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.3%, 0.2%, and 0.3% of total revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Highly engaged team. We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s development and to fostering a culture of diversity, inclusion, trust and transparency. Approximately 41% of our total work force is comprised of minorities and approximately 29% of our team members are female. We offer competitive compensation and benefits programs, and we ensure our team members share in the success of our business with a company wide annual bonus program and an Employee Stock Purchase Plan. We strive to ensure Agiliti is a place where our people are proud to work, and we achieve that by listening to feedback and taking active steps to improve. In 2022, we achieved a 72 employee engagement score rating.
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
Key Elements of our Growth Strategy
Retain and expand existing customer relationships. While our overall market opportunity is large, there is also significant expansion opportunity within our existing customers. We have demonstrated the ability to grow our wallet share among existing customers by expanding the services we provide to them over time. From the year ended December 31, 2015 to the year ended December 31, 2022, our top 50 customers that experienced the largest growth in revenue over the same period increased in revenue from an aggregate of approximately $21.8 million to approximately $153.9 million (with increases at each customer ranging from $1.5 million to $12.6 million and an average increase of $2.6 million, and with consistent growth across our three primary service lines), primarily driven by our efforts to expand our share of wallet within our existing customer base.

Grow our customer base among customers that outsource. We believe there is a significant opportunity to further grow our business by winning new customer contracts for medical equipment management services in the U.S. Due to increasing pressures that providers are facing, we expect outsourcing to significantly accelerate. As a leader in our industry, we believe we are poised to take advantage of this continued shift.
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
Opportunistically pursue accretive M&A. Due to our high and sustained value creation for customers and significant white space with existing customer relationships, we believe that pursuing opportunistic M&A will drive increasing returns through embedded customer relationships. From 2016-2022, we have successfully integrated ten acquisitions and will continue to opportunistically pursue additional inorganic growth.
Business Operations
Service Centers
As of December 31, 2022, we operated more than 150 local market service centers which allow us to provide our end-to-end healthcare technology management and service solutions to customers in virtually all markets throughout the United States. Each service center is responsible for supporting the equipment management needs of its local healthcare market across all sites of care. Each service center maintains an inventory of locally demanded equipment, parts, supplies and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a local service center can draw upon the resources of our other service centers. With access to more than one million owned or managed units of medical equipment (over 300,000 owned) available for customer use as of December 31, 2022, we believe we can most often obtain the necessary equipment within 24 hours.
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
Centers of Excellence
Our local market service center network is supported by strategically located Centers of Excellence. These centers focus on providing highly specialized clinical engineering service and support. The Centers of Excellence also provide overflow support, technical expertise, training programs and specialized service functions for our local service centers. All specialized depot work required by our manufacturer customers resides within these Centers of Excellence. Our Centers of Excellence are certified to ISO 13485:2016 by BSI, DEKRA, and Intertek as a quality commitment to our customers.
Centralized Functions
Our corporate office is located in Eden Prairie, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization and to maximize our operating efficiencies and uniformity of service. Some of the critical aspects of our business centralized within our corporate office include contract administration, marketing, purchasing, pricing, logistics, accounting and information technology.

Medical Equipment Fleet
We acquire, manufacture, or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, infusion therapy, newborn care, critical care, patient monitors, specialty beds and therapy surfaces (which includes fall management equipment, bariatrics equipment, pressure area management and wound therapy equipment, stretchers and wheelchairs) and surgical equipment. We believe we maintain one of the most technologically advanced and comprehensive equipment fleets in the industry, routinely acquiring new and certified pre-owned equipment to enhance our fleet. Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet. In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility and anticipated obsolescence. We generally do not enter into long-term fixed price contracts with suppliers of our equipment. As of December 31, 2022, we owned or managed more than a million units of medical equipment available for use by our customers of which over 300,000 were owned.
In 2022, our ten largest manufacturers of medical equipment supplied approximately 55% (measured in dollars spent) of our direct medical equipment purchases. In 2022, three of our largest medical equipment suppliers accounted for approximately 32% of our medical equipment purchases (measured in dollars spent).
COVID-19
COVID-19 placed our customers, business, teams and communities in uncharted waters. As demand for emergent acute care increased around the country, the global pandemic highlighted the importance of resilient supply chains and service networks and magnified the importance of our solutions. We are proud to have rapidly developed and deployed a response plan to ensure the safety of our team, while continuing to meet our customers’ evolving needs for patient-ready medical equipment when and where it was needed; notably, doing so without service interruptions.
We believe our value proposition now resonates with an even broader audience of customers as providers, IDNs and governments prepare for potential future surges in demand for acute care and the required equipment necessary to care for patients.
Environmental, Social and Governance (ESG) Matters
Our environmental, social, and governance ("ESG") strategy is rooted in our belief that every interaction has the power to change a life. We are committed to making an impact through our work, managing ESG risks and opportunities, and shaping the long-term sustainability of our business.
Our progress in 2022 was guided by our inaugural third-party materiality assessment conducted in 2021. This assessment helped define our ESG priorities and enhance our strategy for ESG governance, disclosure, and performance.
In 2022, we published an ESG fact sheet tracking a series of metrics—both quantitative and qualitative—that we believe address our most significant areas of impact and opportunity. These priorities, along with a more detailed account of our strategy, approach and progress, will be further addressed in our upcoming 2022 ESG Report, which we expect to publish mid-year 2023.
Our Nominating and Corporate Governance Committee has formal oversight of ESG-related matters, and our executive team has responsibility for driving ESG strategy and reporting.
More information about our commitments to ESG can be found on our investor relations website at https://investors.agilitihealth.com/esg/corporate-citizenship/default.aspx
Human Capital
We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s training and development, and to open, two-way communication. Our culture is underpinned by our core belief, our Code of Conduct and our strong commitment to diversity, equity and inclusion.
As of December 31, 2022, we employed more than 5,500 employees throughout the United States including one location that is represented by a union. We believe we generally have good relations with our employees.

Talent Acquisition
Diversity and Inclusion: We foster a diverse company culture where all backgrounds and perspectives are welcomed, valued, and respected equally. As of 2022, ethnically diverse talent represents more than 40% of our workforce. Read more in our Equal Employment Opportunity & Affirmative Action policy.
Talent Development: We offer to our team members role-based and career development training covering a broad curriculum each year—from leadership development courses, to role-based skills development and high-touch onboarding experiences, we strive to offer the tools and resources our team members need to perform at their best and grow their careers. Over 25% of our positions are filled internally year over year and roughly 50% of our leadership roles were filled internally in 2022. We enjoyed a 78% employee retention rate in 2022. In addition, we offer dynamic online training through our Quality Management System covering all dimensions of operations, safety, quality, and compliance across the company.
Engagement: We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s training and development and to fostering a culture of trust and transparency. We constantly strive to make Agiliti a place where people are proud to work, and we achieve that by listening to feedback and taking active steps to improve. In our most recent survey (2022), we achieved a 72 employee engagement score rating.
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

Marketing
We market our programs primarily through our direct sales force, which consisted of over 200 sales representatives as of December 31, 2022. We support our direct sales force with technical, clinical, surgical and financial specialists, who lead new business selling efforts to deliver comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.
Our sales force uses a structured and consistent process to target customers where we can deliver significant financial and operational value over time. Each sales team member is responsible for identifying and prioritizing customer opportunities in their territory through the use of segmentation tools and market intelligence, leading to short- and long-term sales pipelines balanced across our comprehensive solutions. The sales force then engages customers directly with insights and tailored solutions that address specific customer challenges while using tools to demonstrate financial and operational savings. Our goal with this approach is to help customers with their most pressing challenges first and measure their return on value for each solution. We then work to connect additional solutions that add incremental and synergistic value for our customers, leading to an end-to-end approach to medical equipment management. Each activity our sales force initiates is aligned to our customer’s buying process and is designed to move the opportunity quickly through the sales process. Every step in the process is documented in a customer relationship management ("CRM") system, where we continually monitor and manage sales pipelines, balanced opportunity mix and sales forecasts.
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
Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold such licenses in 26 states. Some licensure regulations and statutes in additional states may apply to our activities. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, would be material to our liquidity, financial condition or results of operations.
In addition, we are required to provide information to manufacturers regarding the permanent disposal or any change in ownership of certain categories of medical outsourcing equipment. While we believe our medical equipment tracking systems are in compliance with these regulations, these regulations are subject to change and such changes could have an impact on how we conduct our business.
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to certain covered entities, including health plans, healthcare clearinghouses and healthcare providers, as well as to business associates such as us. HIPAA regulations protect individually identifiable health information, including information in an electronic format, by, among other things, setting forth specific standards under which such information may be used and disclosed, providing patients’ rights to obtain and amend their health information, requiring notification to individuals, federal and state agencies and media outlets in the event of a breach of health information and establishing certain administrative requirements for covered entities. The Health Information Technology for Economic and Clinical Health ("HITECH") Act created legal obligations for business associates and extended criminal and civil sanctions to business associates for violations of HIPAA requirements.
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
The Patient Protection and Affordable Care Act (the “Affordable Care Act”) has and will result in significant reforms to the U.S. healthcare system and the structure of the healthcare provider delivery system. The Affordable Care Act calls for additional transparency around payments made by the pharmaceutical and medical device industries to doctors and teaching hospitals, which may include gifts, food, travel and speaking or consultancy fees. All U.S. manufacturers of drugs, devices, biologics or medical supplies, including distributors who hold title to such drugs, devices, biologics, or medical supplies, for which payment is available under government-funded health insurance programs (i.e., Medicare, Medicaid and the State Children’s Health Insurance Program) must report annually to the U.S. Department of Health and Human Services any payment or gift, which represents a “transfer of value,” to a physician or teaching hospital, including detailed information about the nature and value of remuneration provided, and the identity of the receiving physician or teaching hospital. Additionally, states may require manufacturers to report information that is not required or is exempted under the federal reporting requirements. For example, a state may require manufacturers to report advertising expenditures, loans of medical devices, in-kind gifts to charities and payments to other recipients, group purchasing organizations ("GPOs") and retailers. We identify applicable state reporting requirements as they become effective.
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
Facilities
Our corporate headquarters are in Eden Prairie, Minnesota, where we lease 75,978 square feet of office space as of December 31, 2022. We also have domestic offices in Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, Nevada, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Road Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin

We lease all of our facilities. We believe that our facilities are adequate for our current needs and anticipate that suitable additional space will be readily available to accommodate any foreseeable expansion of our operations.
Our Principal Stockholder
Thomas H. Lee Partners, L.P., our principal stockholder, is an affiliate of Thomas H. Lee Partners, L.P. (“THL”). THL is a premier private equity firm that invests in middle market growth companies, headquartered primarily in North America, exclusively in three sectors: Financial Services, Healthcare and Technology & Business Solutions. The firm couples its deep sector expertise with dedicated internal operating resources to transform and build great companies of lasting value in partnership with company management. Since 1974, THL has raised $35 billion of equity capital, invested in more than 170 companies and completed more than 600 add-on acquisitions that represent an aggregate enterprise value of over $250 billion.
General Corporate Information
We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. Since the Business Combination (as defined below), we have been controlled by THL Agiliti LLC (“THL Stockholder”), an affiliate of THL. We completed our initial public offering (“IPO”) in April 2021.
Agiliti, Inc. was formed on August 1, 2018 in order to consummate a merger with Federal Street Acquisition Corp., a special purpose acquisition company affiliated with THL (“FSAC”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of December 19, 2018 (the “A&R Merger Agreement”), by and among Agiliti, FSAC, Umpire SPAC Merger Sub, Inc., Umpire Cash Merger Sub, Inc., Agiliti Holdco, Inc. (“Agiliti Holdco”), solely in their capacities as Majority Stockholders, IPC/UHS, L.P. and IPC/UHS Co-Investment Partners, L.P., solely in its capacity as the Stockholders’ Representative (as defined in the A&R Merger Agreement), IPC/UHS and, solely for the purposes stated therein, Umpire Equity Merger Sub, Inc. Pursuant to the A&R Merger Agreement, (i) FSAC became a wholly owned subsidiary of Agiliti and the holders of Class A common stock, par value $0.0001 per share, of FSAC (the “FSAC Class A Common Stock”) received shares of common stock, par value $0.0001 per share, of Agiliti (our “common stock”); and (ii) Agiliti Holdco became a wholly owned subsidiary of FSAC and the equity holders of Agiliti Holdco received cash and/or shares of our common stock and/or fully-vested options to purchase shares of our common stock as merger consideration (the transactions contemplated by the A&R Merger Agreement are referred to herein as the “Business Combination”).
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

Risk Factor Summary
Some of the principal risks related to our business include the following:
•Political and policy changes could materially limit our growth opportunities.
•The ongoing COVID-19 pandemic and/or other pandemics or epidemics, could continue to materially and adversely affect our business, operating results, financial condition and prospects including the potential inflationary impact and supply chain disruption.
•We may be unable to maintain existing contracts or contract terms or enter into new contracts with our customers. This risk is heightened as it relates to customers on whom we rely for a substantial portion of our revenue.
•A substantial portion of our revenues come from customers with which we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenue we generate, thereby reducing our ability to operate and expand our business.
•If we fail to maintain our reputation, including by adequately protecting our intellectual property, our sales and operating results may decline.
•If our customers’ patient census or services decrease, the revenue generated by our business could decrease.
•Our competitors may engage in significant competitive practices, which could cause us to lose market share, reduce prices or increase expenditures.
•Consolidation in the healthcare industry may lead to a reduction in the prices we charge, thereby decreasing our revenue.
•We have substantial indebtedness which may require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes, and increase our vulnerability to general adverse economic, industry and competitive conditions.
•If we are unable to fund our significant cash needs, including capital expenditures, we may be unable to expand our business as planned or to service our debt.
•THL controls us, and its interests may conflict with yours or ours in the future.
•We may fail to realize all of the anticipated benefits of our recent acquisitions, or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses of our recent acquisitions.
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

The full effect of the COVID-19 pandemic is still uncertain and cannot be predicted, and could continue to materially and adversely affect our business, operating results, financial condition and prospects.
We continue to closely monitor the impact of COVID-19 (and any evolutions thereof or related or associated epidemics, pandemics or disease outbreaks, “COVID-19”). The continued evolution of COVID-19 and its variants, as well as periodic spikes in infection rates, local outbreaks on our sites or supplier, customer or vendor sites, in spite of safety measures or vaccinations, could cause disruptions to our operations or those of our suppliers, customers or vendors.
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
The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including, but not limited to, efficacy of vaccines and the duration and spread of the outbreak, including new variants, and related travel advisories and restrictions, all of which are highly uncertain and cannot be predicted. Government shutdown orders or a change to our business classification as an “essential business” may result in a closure of operations for an uncertain duration impacting our business results. Preventing the effects from and responding to this market disruption or any other public health threat, related or otherwise, may further increase our costs of doing business and may have a material adverse effect on our business, financial condition and results of operations.
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
Additionally, in response to the COVID-19 pandemic, our customers including the federal government and certain state and local governments have purchased significant amounts of medical equipment of the type we offer in our rental fleet. These purchases by our customers including federal, state and local governments of medical equipment that previously would have been rented have and may continue to reduce the demand for our rental equipment.
The severity, magnitude and duration of the continuing COVID-19 pandemic and its ancillary effects continue to be uncertain, rapidly changing and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our reputation, sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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

On December 14, 2022, the Company entered into a new agreement (the “Agreement”) with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (“ASPR”) for preventive maintenance services (“PMS”), management and storage for ventilator and powered air purifying respirator (“PAPR”) systems. The Agreement’s performance period commences on August 28, 2023 and is anticipated to have a period of performance of four years and six months, consisting of a base period of twelve months, three one-year option periods and an additional six-month option period. The Agreement is valued at up to $491 million over its expected term. Additionally on December 14, 2022, the Company received a modification to the Company’s current HHS/ASPR agreement that expires on February 27, 2023 incorporating Federal Acquisition Regulation (“FAR”) 52.217-8, which allows the government to extend the term of this current agreement by up to six months. For the year ended December 31, 2022, approximately 10.5% of total revenue related to contracts with HHS and ASPR. To the extent the Agreement or other contracts with significant customers are not renewed or are terminated, or the timing of any such renewal is substantially delayed, our revenue and operating results would be significantly impacted.
A substantial portion of our revenue come from customers with which we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenue we generate, thereby reducing our ability to operate and expand our business.
For the year ended December 31, 2022, approximately 63% of our total revenue was derived from customers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members. The remaining 37% of revenue was derived from customers that contract with us directly. Our customers are generally not obligated to outsource our equipment under long-term commitments. The short-term services we provide could be terminated by the customer without notice or payment of any termination fee. A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans. In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could have a material adverse impact on our ability to operate and expand our business.
If we fail to maintain our reputation, including by adequately protecting our intellectual property, our sales and operating results may decline.
We believe our continued success depends on our ability to maintain and grow the value of our brand. Brand value is based in large part on perceptions of subjective qualities. Even isolated incidents can erode the trust and confidence of our customers and damage the strength of our brand, if such incidents result in adverse publicity or litigation. Challenges or reactions to action (or inaction) or perceived action (or inaction), by us on issues such as social policies, compliance related to social, product, labor and environmental standards or other sensitive topics, and any perceived lack of transparency about such matters, could harm our reputation. The increasing use of social media platforms and online forums may increase the chance that an adverse event could negatively affect the reputation of our brands. The online dissemination of negative information about our brand, including inaccurate information, could harm our reputation, business, competitive advantage and goodwill. Damage to our reputation could result in declines in customer loyalty and sales, relationships with our suppliers, business development opportunities, divert attention and resources from management, including by requiring responses to inquiries or additional regulatory scrutiny, and otherwise materially adversely affect our results. Any failure to offer and maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could similarly adversely affect our reputation, our ability to sell our products and services, and in turn our business, financial condition and results of operations. In addition, we are currently implementing a new information technology business systems platform. The implementation process could result in system wide delays or failure. Because we depend on information technology systems to operate our business, failure or delay of any or all information technology systems could impact our ability to operate and meet customer demand, resulting in reputational harm.
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
We purchased medical equipment from over 500 manufacturers and suppliers in 2022, ten of which accounted for approximately 55% of our direct medical equipment purchases in 2022. Additionally, we purchase repair parts, supplies and disposables from medical equipment manufacturers and suppliers that are necessary to our business. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or repair parts or to purchase such equipment or repair parts on less favorable terms. A delay in procuring equipment or repair parts or an increase in our cost to purchase equipment or repair parts could limit our ability to provide equipment and/or services to our customers on a timely and cost-effective basis. In addition, if we do not have access to certain parts, or if manufacturers and suppliers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.
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
Acquisitions may involve numerous risks, including:
•difficulties assimilating personnel and integrating distinct business cultures;
•diversion of management’s time and resources from existing operations;
•potential loss of key employees or customers of acquired companies;

•exposure to unforeseen liabilities of acquired companies; and
•liabilities that may exceed indemnification caps provided in acquisition agreements.
We may fail to realize all of the anticipated benefits of our recent acquisitions or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses of our recent acquisitions.
The success of our recent acquisitions will depend, in part, on our ability to integrate the businesses of our recent acquisitions in an effective and efficient manner, which is a complex, costly and time-consuming process. The integration process may disrupt business and, if we are unable to successfully integrate acquired businesses, we could fail to realize the anticipated benefits of our recent acquisitions. The failure to meet the challenges involved in the integration process and realize the anticipated benefits of our recent acquisitions could cause an interruption of, or a loss of momentum in, our operations and could have a material adverse effect on our business, financial condition and results of operations.
In addition, the integration of our recent acquisitions may result in material unanticipated challenges, expenses, liabilities, competitive responses and losses of customers and other business relationships. Additional integration challenges may include:
•diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from our recent acquisition;
•difficulties in the integration of operations and systems;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•difficulties in the assimilation of employees;
•difficulties in managing the expanded operations of a materially larger and more complex company;
•challenges in attracting and retaining key personnel; and
•the impact of potential liabilities we may be inheriting from our recent acquisitions.
Many of these factors are outside of our control and could result in increased costs, decreases in the amount of anticipated revenue and diversion of management’s time and energy, each of which could adversely affect our business, financial condition and results of operations.
In addition, even if the integration of acquired businesses is successful, we may not realize all of the anticipated benefits of our recent acquisitions, including the synergies, cost savings, or sales or growth opportunities. These benefits may not be achieved within the anticipated time frames, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in earnings per share, decrease or delay the expected accretive effect of the transaction and negatively impact the price of shares of our common stock. As a result, it cannot be assured that our recent acquisitions will result in the realization of the anticipated benefits and potential synergies.
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
Since entering into our initial contract with HHS for the comprehensive maintenance and management services of medical ventilator equipment in 2020, the U.S. government has been our largest customer. In addition to our current long-term agreement with HHS, we have other agreements with the U.S. government. For the year ended December 31, 2022, we derived approximately 10% of our revenue from multiple contracts with agencies of the federal government. As such, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations, by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings. In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions.
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
The healthcare industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels. While the majority of these regulations do not directly apply to us, there are some that do, including the FDCA and certain state pharmaceutical licensing requirements. Although we believe we are in compliance with the FDCA, if the Food and Drug Administration (“FDA”) expands the reporting requirements under the FDCA, we may be required to comply with the expanded requirements and may incur substantial additional expenses in doing so. With respect to state requirements, we are currently licensed in 26 states and may be required to obtain additional licenses, permits and registrations as state requirements change. Our failure to possess such licenses for our existing operations may subject us to certain additional expenses.
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
Risks Related to Our Indebtedness
We have substantial indebtedness.
As of December 31, 2022, we had approximately $1.1 billion in borrowings outstanding under our First Lien Term Loan Facility (as defined herein) (together with the Revolving Credit Facility (as defined herein), the “Credit Facilities”), respectively, and $6.8 million of letters of credit outstanding under our Revolving Credit Facility.
This is a significant amount of indebtedness which could have important consequences. For example, it could:
•make it more difficult for us to satisfy our debt obligations;
•increase our vulnerability to general adverse economic, industry and competitive conditions;

•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less indebtedness;
•limit our ability to borrow additional funds;
•limit our ability to make investments in technology and infrastructure improvements; and
•limit our ability to make significant acquisitions.
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
We are vulnerable to interest rate risk with respect to our debt.
We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain a desired mix of fixed-rate and variable-rate debt, we utilize interest rate swap agreements to fix a portion of our variable-rate debt. There is uncertainty in our ability to enter into additional swap agreements upon the expiration of our current arrangements in June 2023. In the current environment of high interest rates, we may not be able to manage our interest rate risk effectively, which could adversely affect our business, earnings and financial condition.
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
Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred, we have had a history of net losses. If we consistently incur net losses, it could result in our inability to finance our business in the future. We had net income of $30 million and $24 million for the years ended December 31, 2022 and 2021, respectively. We had a net loss of $22 million for the year ended December 31, 2020. Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited. If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.
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
THL Stockholder controls a majority of the voting power of our outstanding common stock. As a result, we are “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of our Board consist of independent directors;

•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that we have a compensation, nominating and governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the compensation, nominating and governance committee.
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
As a public company, we incur substantial legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the NYSE. For example, the Exchange Act requires, among other things, we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
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
The Sarbanes-Oxley Act requires, among other things, that management certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting annually. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

As described in Item 9A. “Controls and Procedures,” management has concluded that our internal control over financial reporting was ineffective as of December 31, 2022 because of materials weaknesses in our internal controls over financial reporting due to: (i) insufficient trained resources and expertise in implementation and operation of internal control over financial reporting and information technology systems and, (ii) as it relates to information technology general controls, ineffective provisioning, change management, and segregation of duties, within its systems supporting the Company’s accounting and reporting processes. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were not effective due to these material weaknesses in internal control over financial reporting
Our independent registered public accounting firm was required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 as of December 31, 2022. As described in Item 9A. “Controls and Procedures”, our independent registered public accounting firm has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2022. In the future, our independent registered public accounting firm may issue a report that is adverse in the event that it continues to not be satisfied with the level at which our controls are documented, designed or operating.
We have begun to implement a number of steps to remediate the material weaknesses as described in Item 9A. “Controls and Procedures." However, remediation of material weaknesses may be a lengthy process and any difficulties encountered in remediation efforts or our implementation of new controls could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any continued failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely adversely affect the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
Any continued failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business, financial condition and results of operations and could cause a decline in the market price of our common stock.
Provisions of our corporate governance documents could make an acquisition of us more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
In addition to the THL Stockholder’s beneficial ownership of 73% of our common stock, our certificate of incorporation and bylaws and the Delaware General Corporation Law (the “DGCL”) contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our shareholders. Among other things:
•these provisions allow us to authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without shareholder approval, and which may include supermajority voting, special approval, dividend, or other rights or preferences superior to the rights of shareholders;
•these provisions provide for a classified board of directors with staggered three-year terms;
•these provisions provide that, at any time when the THL Stockholder beneficially owns, in the aggregate, less than 40% in voting power of our stock entitled to vote generally in the election of directors, directors may only be removed for cause, and only by the affirmative vote of holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class;
•these provisions prohibit shareholder action by written consent from and after the date on which the THL Stockholder beneficially owns, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors;
•these provisions provide that for as long as the THL Stockholder beneficially owns, in the aggregate, at least 50% in voting power of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders require the affirmative vote of a majority in voting power of the outstanding shares of our stock and at any time when the THL Stockholder beneficially owns, in the aggregate, less than 50% in voting power of all outstanding shares of our stock entitled to vote generally in the election of directors, any amendment, alteration, rescission or repeal of our bylaws by our shareholders requires the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of our stock entitled to vote thereon, voting together as a single class; and
•these provisions establish advance notice requirements for nominations for elections to our Board or for proposing matters that can be acted upon by shareholders at shareholder meetings; provided, however, at any time when the THL Stockholder beneficially owns, in the aggregate, at least 10% in voting power of our stock entitled to vote generally in the election of directors, such advance notice procedure do not apply to it.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We currently have 133,792,048 outstanding shares of common stock based on the number of shares outstanding as of February 28, 2023. The market price of our stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.
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
The trading market for our shares is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Analysts who cover our stock have issued adverse reports with respect to our stock in the past and if additional analysts who cover us downgrade our stock or if our results of operations do not meet their expectations, our stock price could decline.
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
ITEM 1B: Unresolved Staff Comments
None.

ITEM 2: Properties
As of December 31, 2022, we operated approximately 150 full-service service centers nationwide, seven Centers of Excellence and four manufacturing facilities, all of which are leased. The average square footage of our non-corporate locations is approximately 16,000 square feet. Our corporate office is located at a 75,978 square foot leased facility in a suburb of Eden Prairie, Minnesota.
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
Dividend Policy
We have not historically paid dividends on our common stock and do not intend to pay any dividends in the future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors that our Board of Directors may deem relevant.
Holders of our Common Stock
As of February 28, 2023, there were approximately 11 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
Set forth below is information regarding securities issued by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Also included is the consideration, if any, received by the Company for such securities and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.
In December 2022, we completed an asset purchase agreement to acquire the assets of a smaller surgical equipment repair company. As partial consideration for the acquired assets, we issued 133,724 shares of common stock in a private placement effected in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) of the Securities Act.
There were no other unregistered sales of equity securities during the year ended December 31, 2022.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Agiliti, Inc. under the Securities Act, or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P Mid-Cap Index (“S&P Mid-Cap”) and the Standard & Poor’s 500 Healthcare & Services Index (“S&P Healthcare Index”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 23, 2021, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2022. The returns shown within the graph and table below are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Agiliti, Inc.,
The S&P 500 Health Care (Sector) Index and the S&P Mid Cap 400 Index
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
04/23/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
* $100 Invested on April 23, 2021 in stock or index, including reinvestment of dividends
Agiliti, Inc.
S&P 500 Health Care (Sector)
S&P Mid Cap 400

	2022
Index	Mar 31.	Jun 30.	Sep 30.	Dec 31.
Agiliti, Inc.	$151	$147	$102	$117
S&P 500 Health Care (Sector)	111	104	99	111
S&P Mid Cap 400	100	84	82	90
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
Overview
We believe we are one of the leading experts in the management, maintenance and mobilization of mission-critical, regulated, reusable medical devices. We offer healthcare providers a comprehensive suite of medical equipment management and service solutions that help reduce capital and operating expenses, optimize medical equipment utilization, reduce waste, enhance staff productivity, and bolster patient safety.
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
•the status of the economy, including supply chain delays affecting our medical equipment manufacturers and the labor shortage;
•the status of capital markets, including prevailing interest rates;
•changes in financing terms;
•fluctuating census and patient acuity;
•promulgation of new safety laws and regulations, or changes in or re-interpretations of existing safety laws and regulations with respect to the medical equipment our customers use;
•acquisitions, both the successful integration of recent acquisitions and completion of future attractive acquisitions;
•re-negotiations of contracts critical to our revenue;
•changes in federal, state and local legislation, including healthcare and tax reformation; and
•the continuing impact of the COVID-19 outbreak and any future epidemics or pandemics.
We regularly monitor the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.
Global Economic Conditions
Economic conditions remain uncertain, particularly due to the effects of the COVID-19 pandemic, global supply chain disruptions, and increased inflation. Economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates. Our operating results could be materially impacted by further changes to the macroeconomic environment and resulting economic conditions.
Principles of Consolidation
The consolidated financial statements present the consolidated financial information for Agiliti and its subsidiaries. In accordance with guidance issued by the Financial Accounting Standards Board, we have accounted for our equity investments in entities in which we are the primary beneficiary under the full consolidation method. All intercompany transactions and balances have been eliminated through consolidation.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires us to make decisions that impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, we apply judgments based on our understanding and analysis of relevant circumstances, historical experience and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared.
Some of our critical accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting policies and estimates include the following:
•revenue recognition;
•fair value measurements in business combinations; and
•valuation of long-lived assets, including goodwill and definite-lived intangible assets.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized when control of goods or services has transferred to customers in the amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services. To determine this amount, we apply the following five-step model:
1.Identify the contract with a customer;
2.Identify the performance obligation(s) in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations; and
5.Recognize revenue when (or as) the Company satisfies each performance obligation.
We generate revenue through the sale of a wide range of services to provide equipment solutions, clinical engineering and/or onsite equipment managed services. At contract inception, we assess the services promised to our customers and identify the performance obligation for each promise to transfer to the customer a service, or a bundle of services, that is distinct. The majority of contracts contain multiple promises that represent an integrated bundle of services comprised of activities that may vary over time. However, these activities fulfill a single integrated stand-ready obligation since we perform a continuous service that is substantially the same and has the same pattern of transfer to the customer.
Contract payment terms are typically net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If we determine that collectability related to a contract is not probable, revenue is not recorded until collectability becomes probable at a later date. Contracts do not generally include a significant financing component. Either stated or implied, we provide assurance that the related products and services will comply with all agreed-upon specifications and other warranties provided under the law. No services beyond an assurance warranty are provided to customers.
Revenue is recognized at the transaction price which we expect to be entitled. Consideration paid by the customer is typically billed at a fixed fee. Progress toward satisfaction of the performance obligation is measured as the services are provided, because the customer simultaneously receives and consumes the benefits of the services as they are performed. In certain contracts, the as-invoiced practical expedient is applied to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contracts. Under this practical expedient, revenue is recognized in an amount that corresponds directly with the value to the customer of performance completed to date and for which we have the right to invoice the customer.
Revenue is recognized net of allowances for estimated rebates and group purchasing organization ("GPO") fees, which are established at the time of sale. Adjustments are made to these allowances at each reporting period. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

In limited arrangements, the transaction price is variable on a per hour or per use rate or fixed price for consumables /equipment sold and control transfers to customers at a point-in-time when the service has been performed or goods delivered to the carrier. We do not have material unfulfilled performance obligation balances for contracts with an original length greater than one year in any years presented. Contractual prices are established within our customer arrangements that are representative of the stand-alone selling price.
For a majority of contracts, the shipping and handling services are performed after the customer controls the goods. As such, we have made an accounting policy election and will not treat shipping and handling as a separate performance obligation and have elected to accrue for shipping and handling as a fulfillment cost.
We incur incremental costs related to obtaining new contracts, primarily for commissions and implementation. We expect the costs attributable to new revenue production to be recoverable and therefore, we capitalize them as contract costs in accordance with ASC 340, Other Assets and Deferred Costs, and amortize them over the anticipated period of the new revenue production which we estimate to be a period of five years. We do not have any material contract liabilities.
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
Results of Operations
The following section summarizes the consolidated results of operations for the years ended December 31, 2022 and 2021. The discussion of the consolidated results of operation for the years ended December 31, 2021 and 2020 are presented within our Annual Report on Form 10-K for the year ended December 31, 2021 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations."
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,				Change
(in thousands)	2022		2021		$	%
Consolidated Statement of Operations		% of Total Revenue		% of Total Revenue
Revenue	$1,121,292	100.0%	$1,038,690	100.0%	$82,602	8.0%
Cost of revenue	690,318	61.6	614,073	59.1	76,245	12.4%
Gross margin	430,974	38.4	424,617	40.9	6,357	1.5%
Selling, general and administrative expense	338,988	30.2	320,387	30.8	18,601	5.8%
Operating income	91,986	8.2	104,230	10.1	(12,244)	(11.7)%
Loss on extinguishment of debt	1,418	0.1	10,116	1.0	(8,698)	(86.0)%
Interest expense	49,439	4.4	53,514	5.2	(4,075)	(7.6)%
Tax indemnification expense	11,918	1.1	—	—	11,918	100.0%
Income (loss) before income taxes and noncontrolling interest	29,211	2.6	40,600	3.9	(11,389)	(28.1)%
Income tax (benefit) expense	(1,232)	(0.1)	16,433	1.6	(17,665)	(107.5)%
Consolidated net income	30,443	2.7	24,167	2.3	6,276	26.0%
Net income attributable to noncontrolling interest	231	—	161	—	70	43.5%
Net income attributable to Agiliti, Inc. and Subsidiaries	$30,212	2.7	$24,006	2.3	$6,206	25.9%

Total Revenue
The following table presents revenue by service solution for the years ended December 31, 2022 and 2021:

	Year Ended December 31,				Change
(in thousands)	2022		2021		$	%
Disaggregated Revenue:		% of Total Revenue		% of Total Revenue
Equipment Solutions	$438,682	39.1%	$352,094	33.9%	$86,588	24.6%
Clinical Engineering	420,685	37.5%	384,147	37.0%	$36,538	9.5%
Onsite Managed Services	261,925	23.4%	302,449	29.1%	$(40,524)	(13.4)%
Total revenue	$1,121,292	100.0%	$1,038,690	100.0%	$82,602	8.0%
Total Revenue
Total revenue for the year ended December 31, 2022 was $1,121.3 million, compared with $1,038.7 million for the year ended December 31, 2021, an increase of $82.6 million or 8.0%. Equipment Solutions revenue increased 24.6% primarily driven by the October 2021 acquisition of Sizewise Rentals, LLC ("Sizewise Acquisition") which generated $117.0 million in incremental revenue, which was partially offset by lower utilization of our medical equipment post-COVID. Clinical Engineering revenue increased 9.5% due to continued strong growth as a result of the March 2021 acquisition of Northfield Medical ("Northfield Acquisition") partially offset by lower federal government revenue. Onsite Managed Services revenue decreased 13.4% primarily driven by lower revenue associated with the renewed federal government contract.
Cost of Revenue
Total cost of revenue for the year ended December 31, 2022 was $690.3 million compared to $614.1 million for the year ended December 31, 2021, an increase of $76.2 million or 12.4%. On a percentage of revenue basis, cost of revenue increased from 59.1% of revenue in 2021 to 61.6% in 2022. The increase as a percentage of revenue was driven primarily by the federal government contract renewal and lower utilization of our medical equipment post-COVID partially offset by lower depreciation expense of $23.2 million.
Gross Margin
Total gross margin for the year ended December 31, 2022 was $431.0 million, or 38.4% of total revenue compared to 424.6 million, or 40.9% of total revenue for the year ended December 31, 2021, an increase of $6.4 million or 1.5%. The decrease in gross margin as a percentage of revenue was primarily impacted by the federal government contract renewal, lower utilization of our equipment and the acquisitions completed in the prior year.
Selling, General and Administrative
Selling, general, and administrative expenses for the year ended December 31, 2022 increased by $18.6 million, or 5.8%, to $339.0 million as compared to the same period of 2021. Selling, general and administrative expense as a percentage of total revenue was 30.2% and 30.8% for the years ended December 31, 2022 and 2021, respectively. The increase in total expenses was driven by increases in costs and amortization expense related to the acquisition of Northfield and Sizewise in 2021, partially offset by the elimination of the management services agreement with our majority owner and lower incentive expense.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the year ended December 31, 2022 was $1.4 million compared to $10.1 million for the year ended December 31, 2021, a decrease of $8.7 million or 86.0%. Loss on extinguishment of debt for the year ended December 31, 2022 consisted of the write-off of unamortized debt discount related to the paydown of our term loan. Loss on extinguishment of debt for the year ended December 31, 2021 consisted of the write-off of the unamortized deferred financing cost and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million related to the repayment of our Second Lien Term Loan in April 2021 with proceeds from the IPO and the write-off of the unamortized deferred financing cost of $0.3 million related to the amendment of our Revolving Credit Facility.
Interest Expense
Interest expense decreased $4.1 million to 49.4 million for the year ended December 31, 2022 as compared to the same period of 2021 primarily due to the repayment of our Second Lien Term Loan with proceeds from the IPO as well as the prepayment of $119.1 million on our First Lien Term Loan during the first half of 2022, partially offset by rising interest rates.
Tax Indemnification Expense
Tax indemnification expense increased $11.9 million for the year ended December 31, 2022 as compared to the same period of 2021 due solely to non-recurring expense incurred from the release of the indemnification asset related to the Sizewise Acquisition.
Income Taxes
Income taxes were a benefit of $1.2 million and an expense of $16.4 million for the years ended December 31, 2022 and 2021, respectively. The decrease in income tax expense is primarily due to the release of the reserve and associated interest and penalty accruals related to the Sizewise Acquisition of $11.9 million and benefit from stock options and stock compensation offset by the effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m).
Consolidated Net Income
Consolidated net income was $30.4 million for year ended December 31, 2022. Consolidated net income was $24.2 million for the year ended December 31, 2021. The increase in net income was impacted primarily by the lower loss on extinguishment of debt in 2022.
Adjusted EBITDA
Adjusted EBITDA was $296.6 and $330.7 million for the years ended December 31, 2022 and 2021, respectively. Adjusted EBITDA for the year ended December 31, 2022 was lower than in 2021 primarily due to the federal government contract renewal and lower utilization of our equipment.
A reconciliation of net income attributable to Agiliti, Inc. to Adjusted EBITDA is included below:

	Year Ended December 31,
(in thousands)	2022	2021
Net income attributable to Agiliti, Inc. and Subsidiaries	$30,212	$24,006
Interest expense	49,439	53,514
Income tax (benefit) expense (1)	(1,232)	16,433
Depreciation and amortization	175,764	187,963
EBITDA	254,183	281,916
Non-cash share-based compensation expense	18,775	13,960
Tax indemnification expense	11,918	—
Management and other expenses (2)	2,411	7,926
Transaction costs (3)	9,984	12,222
Tax receivable agreement remeasurement	(2,124)	4,542
Loss on extinguishment of debt (4)	1,418	10,116
Adjusted EBITDA	$296,565	$330,682
(1)Income tax (benefit) expense includes the $11.9 million tax benefit due to the release of the reserve and associated interest and penalties related to the Sizewise Acquisition offset in tax indemnification expense.

(2)Management and other expenses represent (a) management fees and buyout termination fee under the Advisory Services Agreement, which was terminated in connection with the initial public offering and (b) employee related non-recurring expenses.
(3)Transaction costs represent costs associated with potential and completed mergers and acquisitions and are primarily related to the Northfield and Sizewise Acquisitions.
(4)Loss on extinguishment of debt for 2022 consists of the write-off of the unamortized debt discount related to the partial prepayment of the First Lien Term Loan. Loss on extinguishment of debt for 2021 consists of the write-off of the unamortized deferred financing costs and debt discount and an additional 1% redemption price related to the repayment of our Second Lien Term Loan and the write-off of the unamortized deferred financing cost related to the amendment of our Revolving Credit Facility.
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
Net cash provided by operating activities was $199.8 and $210.3 million for the years ended December 31, 2022 and 2021, respectively. Net cash provided by operating activities was impacted by lower operating earnings, higher cash taxes of $11.6 million due to the reduction in federal net operating loss carryforwards and the $12.2 million increase in inventory primarily related to raw materials at our manufacturing plants.
Net cash used in investing activities was $146.9 and $734.1 million for the years ended December 31, 2022 and 2021, respectively. The decrease in net cash used in investing activities during 2022 was primarily due to the Northfield Acquisition completed in March 2021 and the Sizewise Acquisition completed in October 2021.
Net cash used in financing activities was $121.7 million for 2022 compared to net cash provided of $391.6 million in 2021. The change in net cash year-over-year was primarily due to proceeds from the issuance of common stock from the IPO in 2021. In 2022, the net cash used in financing activities was driven by prepayment of the First Lien Term Loan of $119.1 million.
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
In connection with the Amendment above, the Company incurred loss on extinguishment of debt of $0.3 million related to the write-off of unamortized deferred financing cost on the revolving credit facility for the year ended December 31, 2021.
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
During the year ended December 31, 2022, we prepaid $119.1 million of the borrowings under the First Lien Term Loan, which resulted in a loss on extinguishment of $1.4 million.
During the year ended December 31, 2022, we withdrew $60.0 million under our Revolving Loan to prepay borrowings under the First Lien Term Loan and acquire certain assets of a surgical laser equipment solutions provider. Of the borrowings used to fund this activity, $31.5 million was repaid during the year ended December 31, 2022.
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
The applicable margin for borrowings under the First Lien Credit Agreement is:
(a) (1)prior to March 31, 2019 and
(2)on or after March 31, 2019 (so long as the first lien leverage ratio is greater than 3.75 to 1.00),
(i)2.00% for alternate base rate borrowings and
(ii)3.00% for Eurodollar borrowings and
(b)on or after June 30, 2020 (so long as the first lien leverage ratio is less than or equal to 3.75 to 1.00), subject to step downs to
(i)1.75% for alternate base rate borrowings and
(ii)2.75% for Eurodollar borrowings.
Under the First Lien Credit Agreement, the borrower is also required to pay a commitment fee on the average daily undrawn portion of the Revolving Credit Facility of:
(i)0.50% per annum if the first lien leverage ratio is greater than 4.00:1.00,
(ii)0.375% per annum if the first lien leverage ratio is less than or equal to 4.00:1.00 but greater than 3.50:1.00 and
(iii)0.250% if the first lien leverage ratio is less than or equal to 3.50:1.00, and a letter of credit participation fee equal to the applicable margin for Eurodollar revolving loans on the actual daily amount of the letter of credit exposure
Interest Rate Swap
In May 2020, we entered into an interest rate swap agreement for a total notional amount of $500 million, which has the effect of converting a portion of our First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement was June 2020 and the expiration date is June 2023.
The interest rate swap agreement qualifies for cash flow hedge accounting under ASC 815, Derivatives and Hedging. Both at inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement as of December 31, 2022 was $9.2 million, all of which is included in other current assets on our consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on our consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2022. We have not recorded any amounts due to ineffectiveness for any periods presented.
As a result of our interest rate swap agreement, we expect the effective interest rate on $350 million and $150 million of our First Lien Term Loan to be 0.3396% and 0.3290%, respectively, plus the Applicable Margin through June 2023.

Contractual Obligations
Our significant contractual cash requirements as of December 31, 2022, consist primarily of principal and interest on loans, principal and interest on operating and finance lease liabilities, and tax receivable obligations. Our current and long-term obligations related to these items are outlined within ‘Note 5 – Fair Value Measurements,’ ‘Note 7 – Long-Term Debt,’ and ‘Note 8 – Leases’ of the Notes to Consolidated Financial Statements within this Report. As of December 31, 2022, total future payments for financing obligations are $1,360.2 million, of which $95.0 million is payable within 12 months. Additionally, we expect future payments for tax obligations of $40.1 million, of which $34.7 million are payable within 12 months.
Based on the level of operating performance in 2022, we believe our cash from operations and additional borrowings under our Revolving Credit Facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.
Our levels of borrowing are further restricted by the financial covenants set forth in our Revolving Credit Facility.
As of December 31, 2022, we were in compliance with all covenants for all years presented.
Our expansion and acquisition strategy may require substantial capital. Sufficient funding for future acquisitions may not be available under our Revolving Credit Facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.
Recent Accounting Pronouncements
Refer to Note 2 - “Significant Accounting Policies,” of our consolidated financial statements contained in this report for a description of recently issued accounting pronouncements that are applicable to our business.
ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk
For purposes of this Item 7A, “we”, “us”, “our” and similar words and the Company refer to Agiliti Health.
We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation. We do not enter into derivatives or other financial instruments for speculative purposes.
Interest Rates
We use both fixed and variable rate debt as sources of financing. As of December 31, 2022, we had approximately $1,106.9 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $554.5 was bearing interest at variable rates. Based on variable debt levels at December 31, 2022, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $5.5 million. Due to the expiration of our interest rate swaps in June 2023, an additional $500.0 million debt will bear variable interest rates. We estimate we will incur an additional $30.0 million of interest expense in 2023 as a result of the expiration of our swap, high interest rates, and increased indebtedness from 2022 acquisitions.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase or decrease in the average 2022 prices of unleaded gasoline, assuming normal gasoline usage levels for the year, would lead to an annual increase or decrease in fuel costs of approximately $0.9 million.
Pension
Our pension plan assets, which were approximately $21.0 million at December 31, 2022, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2022 would lead to a decrease in the funded status of the plan of approximately $2.1 million.
Other Market Risk
As of December 31, 2022, we have no other material exposure to market risk.
ITEM 8: Consolidated Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, our Financial Statements, the accompanying Notes to the Financial Statements, and the Financial Statement Schedule that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth immediately preceding the signature pages of this Report.

Agiliti, Inc. and Subsidiaries
As of December 31, 2022 and 2021 and
For the years ended December 31, 2022, 2021, and 2020

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Agiliti, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Agiliti, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence
As discussed in Item 9A. Controls and Procedures, material weaknesses were identified as of December 31, 2022 and included in management’s report on internal control over financial reporting. The description of the material weaknesses state that the Company had an insufficient amount of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, the Company had ineffective (1) identification of risks and related responses, (2) control activities related to the design and operation of process-level controls, and (3) information technology general controls (ITGCs) across all financial reporting processes.

We identified the evaluation of the sufficiency of audit evidence as a critical audit matter. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the pervasiveness of the material weaknesses noted above.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to plan the nature and extent of our audit procedures to be performed over financial statement account balances. We evaluated our scoping thresholds and control risk assessments considering the material weaknesses noted above. We increased the number of sample selections compared to what we would have otherwise made if the Company’s controls were designed and operating effectively. For a selection of manual and automated journal entries, we inspected supporting documentation and evidence of authorization. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.
/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Minneapolis, Minnesota
March 7, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors Agiliti, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Agiliti, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 7, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company had an insufficient number of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, the Company had ineffective (1) identification of risks and related responses, (2) control activities related to the design and operation of process-level controls, and (3) general information technology controls across all financial reporting processes. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Minneapolis, Minnesota
March 7, 2023

Agiliti, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share information)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5,577	$74,325
Accounts receivable, less allowance for credit losses of $4,182 as of December 31, 2022 and $2,902 as of December 31, 2021	207,753	209,308
Inventories	70,132	55,307
Prepaid expenses	23,458	18,549
Other current assets	9,393	395
Total current assets	316,313	357,884
Property and equipment, net	273,958	258,370
Goodwill	1,239,106	1,213,121
Operating lease right-of-use assets	79,975	80,676
Other intangibles, net	512,020	573,159
Other	22,735	32,537
Total assets	$2,444,107	$2,515,747
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$17,752	$17,534
Current portion of operating lease liability	23,607	22,826
Current portion of obligation under tax receivable agreement	34,694	29,187
Accounts payable	59,163	53,851
Accrued compensation	25,928	47,951
Accrued interest	5,039	3,473
Other current liabilities	31,198	33,708
Total current liabilities	197,381	208,530
Long-term debt, less current portion	1,077,293	1,174,968
Obligation under tax receivable agreement, pension and other long-term liabilities	9,161	29,629
Operating lease liability, less current portion	67,332	63,241
Deferred income taxes, net	146,615	143,307
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 133,608,495 and 130,950,061 shares issued and outstanding as of December 31, 2022 and December 31, 2021	13	13
Additional paid-in capital	953,046	938,888
Accumulated deficit	(14,274)	(44,486)
Accumulated other comprehensive income	7,343	1,537
Total Agiliti, Inc. and Subsidiaries equity	946,128	895,952
Noncontrolling interest	197	120
Total equity	946,325	896,072
Total liabilities and equity	$2,444,107	$2,515,747

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per share information)	2022	2021	2020
Revenue	$1,121,292	$1,038,690	$773,312
Cost of revenue	690,318	614,073	486,965
Gross margin	430,974	424,617	286,347
Selling, general and administrative expense	338,988	320,387	250,289
Operating income	91,986	104,230	36,058
Loss on extinguishment of debt	1,418	10,116	—
Interest expense	49,439	53,514	61,530
Tax indemnification expense	11,918	—	—
Income (loss) before income taxes and noncontrolling interest	29,211	40,600	(25,472)
Income tax (benefit) expense	(1,232)	16,433	(3,234)
Consolidated net income (loss)	30,443	24,167	(22,238)
Net income attributable to noncontrolling interest	231	161	240
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$30,212	$24,006	$(22,478)

Basic income (loss) per share	$0.23	$0.20	$(0.23)
Diluted income (loss) per share	$0.22	$0.19	$(0.23)

Weighted-average common shares outstanding:
Basic	132,602,747	120,877,480	98,976,226
Diluted	138,381,295	128,497,220	98,976,226

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31,
(in thousands)	2022	2021	2020
Consolidated net income (loss)	$30,443	$24,167	$(22,238)
Other comprehensive income (loss):
Gain (loss) on minimum pension liability, net of tax of $181, $747, and $435	522	2,195	(1,275)
Gain (loss) on cash flow hedge, net of (benefit) tax of $1,835, $1,015, and $478	5,284	2,961	(1,404)
Total other comprehensive income (loss)	5,806	5,156	(2,679)
Comprehensive income (loss)	36,249	29,323	(24,917)
Comprehensive income attributable to noncontrolling interest	231	161	240
Comprehensive income (loss) attributable to Agiliti, Inc. and Subsidiaries	$36,018	$29,162	$(25,157)

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries				Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries
Consolidated Statements of Equity		Additional Paid-in Capital	Accumulated Deficit				Total Equity (Deficit)
	Common Stock					Noncontrolling Interests
(in thousands)
Balance at December 31, 2019	$10	$503,637	$(46,014)	$(940)	$456,693	$276	$456,969
Net (loss) income	—	—	(22,478)	—	(22,478)	240	(22,238)
Other comprehensive loss	—	—	—	(2,679)	(2,679)	—	(2,679)
Share-based compensation expense	—	10,334	—	—	10,334	—	10,334
Shares forfeited for taxes	—	(145)	—	—	(145)	—	(145)
Dividend forfeited, net of payable	—	76	—	—	76	—	76
Contributions from members to limited liability company	—	—	—	—	—	25	25
Cash distributions to noncontrolling interests	—	—	—	—	—	(397)	(397)
Balance at December 31, 2020	$10	$513,902	$(68,492)	$(3,619)	$441,801	$144	$441,945
Net income	—	—	24,006	—	24,006	161	24,167
Other comprehensive income	—	—	—	5,156	5,156	—	5,156
Proceeds from issuance of common stock	3	414,112	—	.	414,115	—	414,115
Stock issue costs	—	(4,379)	—	—	(4,379)	—	(4,379)
Share-based compensation expense	—	13,818	—	—	13,818	—	13,818
Stock options exercised	—	1,409	—	—	1,409	—	1,409
Dividend forfeited, net of payable	—	26	—	—	26	—	26
Cash distributions to noncontrolling interests	—	—	—	—	—	(185)	(185)
Balance at December 31, 2021	$13	$938,888	$(44,486)	$1,537	$895,952	$120	$896,072
Net income	—	—	30,212	—	30,212	231	30,443
Other comprehensive income	—	—	—	5,806	5,806	—	5,806
Proceeds from issuance of common stock	—	3,809	—	—	3,809	—	3,809
Acquisition consideration paid in equity	—	2,928	—	—	2,928		2,928
Share-based compensation expense	—	18,845	—	—	18,845	—	18,845
Shares forfeited for taxes	—	(14,547)	—	—	(14,547)		(14,547)
Stock options exercised	—	3,101	—	—	3,101	—	3,101
Dividend forfeited, net of payable	—	22	—	—	22	—	22
Cash distributions to noncontrolling interests	—	—	—	—	—	(154)	(154)
Balance at December 31, 2022	$13	$953,046	$(14,274)	$7,343	$946,128	$197	$946,325

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$30,443	$24,167	$(22,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	84,331	103,805	99,638
Amortization	95,452	88,240	73,456
Remeasurement of tax receivable agreement	(2,124)	4,542	12,931
Loss on extinguishment of debt	1,418	7,716	—
Provision for credit losses	3,903	2,023	1,959
Provision for inventory obsolescence	1,034	2,424	722
Non-cash share-based compensation expense	18,775	13,960	10,334
Gain on sales and disposals of equipment	(1,101)	(3,735)	(1,191)
Deferred income taxes	1,292	12,004	(4,944)
Changes in operating assets and liabilities:
Accounts receivable	(3,976)	(8,915)	(39,763)
Inventories	(12,188)	3,052	(9,712)
Other operating assets	(10,144)	(9,044)	(13,597)
Accounts payable	15,753	718	(1,219)
Accrued and other operating liabilities	(23,092)	(30,640)	29,780
Net cash provided by operating activities	199,776	210,317	136,156
Cash flows from investing activities:
Medical equipment purchases	(55,864)	(37,377)	(31,668)
Property and office equipment purchases	(31,600)	(29,121)	(27,597)
Proceeds from disposition of property and equipment	2,963	9,242	3,486
Acquisitions, net of cash acquired	(62,339)	(676,878)	(95,953)
Intangible asset purchases	(20)	—	—
Net cash used in investing activities	(146,860)	(734,134)	(151,732)
Cash flows from financing activities:
Proceeds under debt arrangements	60,000	381,927	472,844
Payments under debt arrangements	(160,023)	(364,119)	(240,860)
Payments of principal under finance lease liability	(8,812)	(9,097)	(8,024)
Payments of deferred financing costs	—	(229)	(199)
Payments under tax receivable agreement	—	(15,577)	—
Distributions to noncontrolling interests	(154)	(185)	(397)
Proceeds from exercise of stock options	3,101	1,409	—
Dividend and equity distribution payment	(908)	(928)	(1,138)
Proceeds from issuance of common stock	—	402,815	—
Stock issuance costs	—	(4,379)	—
Shares forfeited for taxes	(14,547)	—	(145)
Payments of contingent consideration	(321)	—	—
Net cash (used in) provided by financing activities	(121,664)	391,637	222,081
Net change in cash and cash equivalents	(68,748)	(132,180)	206,505
Cash and cash equivalents at the beginning of period	74,325	206,505	—
Cash and cash equivalents at the end of period	$5,577	$74,325	$206,505

Supplemental cash flow information:
Interest paid	$42,773	$52,341	$55,161
Income taxes paid	14,843	3,214	1,260

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1.    Basis of Presentation
Description of Business
Agiliti, Inc. and its consolidated subsidiaries (Federal Street Acquisition Corp (“FSAC”), Agiliti Holdco, Inc. and Agiliti Health, Inc. and subsidiaries (the “Company” or “Agiliti”)) is a nationwide provider of healthcare technology management and service solutions to the United States healthcare industry. Agiliti, Inc. owns 100% of FSAC. FSAC owns 100% of Agiliti Holdco, Inc. Agiliti Holdco, Inc. owns 100% of Agiliti Health, Inc. Agiliti Health, Inc. owns 100% of Agiliti Surgical, Inc., Agiliti Imaging, Inc., Agiliti Surgical Equipment Repair, Inc. and Sizewise Rentals, LLC. Agiliti Health, Inc. and subsidiaries are the only entities with operations. All other entities have no material assets, liabilities, cash flows or operations other than their investment and ownership of Agiliti Health, Inc. and subsidiaries.
Initial Public Offering
On April 22, 2021, the Company's registration statement on Form S-1 (File No. 333-253947) related to the initial public offering (“IPO”) was declared effective by the SEC, and the Company's common stock began trading on the New York Stock Exchange (“NYSE”) on April 23, 2021. The IPO closed on April 27, 2021.
Agiliti's service solutions consist of Equipment Solutions, Clinical Engineering Services and Onsite Managed Services.
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing, and logistics of medical equipment at individual facilities and integrated delivery networks ("IDNs"), with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. The Company's more than 1,300 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. The Company assumes full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use.
Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. The Company's supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With outsourced offerings, the Company assumes full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing the Company's proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. The Company leverages more than 800 technical resources from over 150 local market service centers and Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. The Company uses flex staffing for the supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement the outsourced services during peak workload. The Company contracts its Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. The Company contracts for Equipment Solutions services directly with customers or through contractual arrangements with hospital systems and alternate site providers. The Company consistently achieves high customer satisfaction ratings, as evidenced by Agiliti's net promoter score ("NPS") of 47 for the year ended December 31, 2022, by delivering patient-ready equipment within contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. The Company is committed to providing the highest quality of equipment to customers, and the Company does so through the use of a comprehensive quality management system ("QMS"), which is based on the quality standards recognized worldwide for medical devices: 21 Code of Federal Regulations ("CFR") 820 and Interational Organization for Standardization ("ISO") 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes.
Principles of Consolidation
The consolidated financial statements include the accounts of Agiliti, Inc., FSAC, Agiliti Holdco, Inc., Agiliti Health, Inc., Agiliti Surgical, Inc., Agiliti Imaging, Inc., Agiliti Surgical Equipment Repair, Inc., and Sizewise Rentals, LLC. In addition, in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), The Company has accounted for its equity investments in entities in which it is the primary beneficiary under the full consolidation method. All intercompany transactions and balances have been eliminated through consolidation.
2.    Significant Accounting Policies
Cash and Cash Equivalents
The Company considers money market accounts and other highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Book overdrafts, if any, are included in accounts payable in the consolidated balance sheets and in operating activities in the consolidated statements of cash flows.
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
Property and Equipment
The Company separates its property and equipment into two categories - medical equipment and property and office equipment.
Depreciation of medical equipment is provided on the straight-line method over the equipment’s estimated useful life generally five to ten years. The cost and accumulated depreciation of medical equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in cost of revenue in the period the asset is retired or sold. During fiscal year ended December 31, 2022, the Company performed a review of the estimated useful lives associated with certain medical equipment and determined that these assets had actual lives that were longer than previously estimated. As a result, effective July 1, 2022, the Company increased the expected useful lives of such medical equipment from four to seven years to five to ten years on a prospective basis. The effect of this change reduced depreciation expense by approximately $6.8 million and increased net income by approximately $4.6 million, or $0.03 per basic and diluted share for the year ended December 31, 2022.
Property and office equipment includes leasehold improvements, vehicles, computer software and hardware, and office equipment. Depreciation of property and office equipment is provided on the straight-line method over the lesser of the remaining useful life or lease term for leasehold improvements and three to ten years for office equipment. The cost and accumulated depreciation of property and equipment retired or sold is eliminated from their respective accounts and the resulting gain or loss is recorded in selling, general and administrative expense in the period the asset is retired or sold.
The Company periodically reviews its property and equipment for impairment and assesses whenever significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. A recoverability test is performed by comparing the anticipated future undiscounted cash flows to the carrying value of the assets. If impairment is identified, an impairment loss is recognized for the excess of the carrying amount of an asset over the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. For other property and equipment, primarily movable medical equipment, the Company continuously monitors specific makes/models for events such as product recalls or obsolescence. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.
Goodwill is tested at least annually for impairment at the reporting unit level and more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company reviews goodwill for impairment by comparing the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. For the periods presented, The Company identified one reporting segment which is equal to the Company's one reporting unit for purposes of evaluating goodwill. No goodwill impairments have been recognized in 2022, 2021, or 2020.
Leases
At inception, the Company determines whether an arrangement is a lease and the appropriate lease classification. Operating leases with terms greater than twelve months are included as operating lease right-of-use (“ROU”) assets, and lease liabilities within current portion of operating lease liability and operating lease liability less current portion on the consolidated balance sheets. Finance leases with terms greater than twelve months are included as finance ROU assets within property and office equipment, and finance lease liabilities within current portion of long-term debt and long-term debt, less current portion on the consolidated balance sheets. Leases with terms of less than twelve months, referred to as short-term leases, do not create a ROU asset or lease liability on the balance sheet.
ROU assets represent the right to use an underlying asset for the lease term. Lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease, based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Finance leases are recognized on the date the asset is placed into service at the cost of capital. For both operating and finance leases, the initial ROU asset equals the lease liability, plus initial direct costs and favorable lease commitments, less lease incentives received. The Company's lease agreements may include options to extend or terminate the lease, which are included in the lease term at the commencement date when it is reasonably certain that the Company will exercise that option. In general, the Company does not consider optional periods included in the lease agreements as reasonably certain of exercise at inception.
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. Variable lease payments (for example, common area maintenance and real estate tax charges) are recorded separately from the determination of the ROU asset and lease liability.
Other Intangible Assets
Other intangible assets primarily include customer relationships, trade names, developed technology and non-compete agreements. Other intangible assets are amortized over their estimated economic lives of two to fifteen years. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain customer relationships, the sum-of-the-years-digits amortization method more appropriately allocates the cost to earnings in proportion to the estimated amount of economic benefit obtained.

Deferred Financing Costs and Debt Discount
Unamortized financing costs and discounts associated with issuing debt are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the debt and are deferred and amortized to interest expense over the related terms using the effective interest rate method.
Acquisitions
The Company accounts for business acquisitions in accordance with ASC 805, Business Combinations. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard prescribe, among other things, the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration) and the exclusion of transaction and acquisition-related restructuring costs from acquisition accounting.
Assigning estimated fair values to the net assets acquired requires the use of significant estimates, judgments, inputs, and assumptions regarding the fair value of the assets acquired and liabilities assumed as of the acquisition date. The Company may refine the estimated fair values of assets acquired and liabilities assumed over a period not to exceed one year from the date of acquisition by taking into consideration new information about facts and circumstances that existed as of the acquisition date. Purchase price allocation revisions that occur outside of the measurement period, if applicable, are recorded within cost of revenue or selling, general and administrative expense within the consolidated statements of operations depending on the nature of the adjustment.
Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized when control of goods or services has transferred to customers in the amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:
1.Identify the contract with a customer;
2.Identify the performance obligation(s) in the contract;
3.Determine the transaction price;
4.Allocate the transaction price to the performance obligations; and
5.Recognize revenue when (or as) the Company satisfies each performance obligation.
The Company generates revenue through the sale of a wide range of services to provide equipment solutions, clinical engineering and/or onsite equipment managed services. At contract inception, the Company assesses the services promised to its customers and identifies a performance obligation for each promise to transfer to the customer a service, or a bundle of services, that is distinct. The majority of contracts contain multiple promises that represent an integrated bundle of services comprised of activities that may vary over time. However, these activities fulfill a single integrated stand-ready obligation since the Company performs a continuous service that is substantially the same and has the same pattern of transfer to the customer.
Contract payment terms are typically net 30 days. Collectability is assessed based on a number of factors including collection history and creditworthiness of the customer. If it is determine that collectability related to a contract is not probable, revenue is not recorded until collectability becomes probable at a later date. Contracts do not generally include a significant financing component. Either stated or implied, the Company provides assurance the related products and services will comply with all agreed-upon specifications and other warranties provided under the law. No services beyond an assurance warranty are provided to customers.
Revenue is recognized at the transaction price which the Company expects to be entitled. Consideration paid by the customer is typically billed at a fixed fee. Progress toward satisfaction of the performance obligation is measured as the services are provided, because the customer simultaneously receives and consumes the benefits of the services as they are performed. In certain contracts, the as-invoiced practical expedient is applied to record revenue as the services are provided, given the nature of the services provided and the frequency of billing under the customer contracts. Under this practical expedient, revenue is recognized in an amount that corresponds directly with the value to the customer of performance completed to date and for which the Company has the right to invoice the customer.
Revenue is recognized net of allowances for estimated rebates and group purchasing organization ("GPO") fees, which are established at the time of sale. Adjustments are made to these allowances at each reporting period. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
In limited arrangements, the transaction price is variable on a per hour or per use rate or fixed price for consumables /equipment sold and control transfers to customers at a point-in-time when the service has been performed or goods delivered to the carrier. The Company does not have material unfulfilled performance obligation balances for contracts with an original length greater than one year in any years presented. Contractual prices are established within the Company's customer arrangements that are representative of the stand-alone selling price.
For a majority of contracts, the shipping and handling services are performed after the customer controls the goods. As such, management has made an accounting policy election and will not treat shipping and handling as a separate performance obligation and has elected to accrue for shipping and handling as a fulfillment cost.
The Company incurs incremental costs related to obtaining new contracts, primarily for commissions and implementation. Management expects those costs attributable to new revenue production are recoverable and therefore the Company capitalizes them as contract costs in accordance with ASC 340 and is amortizing them over the anticipated period of the new revenue production which the Company estimates to be a period of five years. The Company does not have any material contract liabilities.
Derivative Financial Instruments
The Company has an interest rate swap agreement which it uses as a derivative financial instrument to manage its interest rate exposure. The Company does not use financial instruments for trading or other speculative purposes.
ASC 815, Derivatives and Hedging, establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at fair value. The standard requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. If hedge accounting criteria are met, the changes in a derivative’s fair value (for a cash flow hedge) are deferred in stockholders’ equity as a component of accumulated other comprehensive loss. These deferred gains and losses are recognized as income in the period in which hedged cash flows occur. The ineffective portions of hedge returns are recognized as earnings.
Income Taxes
The Company accounts for deferred income taxes utilizing ASC 740, Income Taxes. ASC 740 requires the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the tax effects of temporary differences between the financial statement and the tax bases of assets and liabilities, as measured at current enacted tax rates. The Company has assessed the need for a valuation allowance by considering whether it is more likely than not that some portion or all of the Company's deferred tax assets will not be realized. The Company continues to evaluate its ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding its forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. In future reporting periods, The Company will continue to assess the likelihood that deferred tax assets will be realizable. Interest and penalties associated with uncertain income tax positions is classified as income tax expense.
Fair Value of Financial Instruments
The financial instruments of the Company include cash and cash equivalents, accounts receivable, interest rate swap, deferred compensation, accounts payable, accrued liabilities, contingent compensation, contingent consideration, debt obligations, and obligation under the Tax Receivable Agreement ("TRA").

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market as of the measurement date. ASC 820, Fair Value Measurements, provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to and is composed of the following levels:
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
The fair value of the Company's outstanding First Lien Term Loan (each as defined in Note 7, Long-Term Debt), based on the quoted market price for the same or similar issues of debt, represents a Level 2 fair value measurement. The fair value of the Company’s revolving line of credit facilities and long-term debt are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral. The carrying values of variable interest rate long-term debt and revolving line of credit facilities approximate their fair values because the variable interest rates of these instruments are generally reset monthly. The fair value of the Company's non-variable interest rate debt is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.
The fair value of the Company’s derivative instruments designated as hedge instruments, which are considered Level 2 inputs under the fair value hierarchy, are determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates.
The fair value of the Company’s contingent consideration obligation is determined utilizing a series of call options with strike prices at revenue thresholds defined in the acquisition purchase agreement. The fair value of the Company’s contingent compensation obligation is determined using projected financial information. The TRA obligation is valued using a discounted cash flow analysis given that the fair value of the liability is expected to approximate the maximum obligation under the TRA. The assumptions used in preparing the discounted cash flow analyses include estimates of interest rates and the timing and amount of incremental cash flows. These fair value measurements are based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy.
Share-Based Compensation
Share-based compensation expense related to stock options is measured by the fair value of the stock options on the date of grant, net of the estimated forfeiture rate. The Company determines the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as expense on a straight-line basis over the options’ vesting periods. The fair value of the stock options contain certain assumptions, such as the risk-free interest rate, expected volatility, dividend yield and expected option life.
Share-based compensation expense related to restricted stock units and performance restricted stock units is recorded based on the market value of the Company's common stock on the date of grant, net of the estimated forfeiture rate. The expense is recognized over the requisite service period within the statement of operations line item cash compensation paid to the same employees is recorded.

Certain of the Company's performance restricted stock units award have a graded vesting schedule. The expense is recognized for each separately vesting tranche as though each tranche of the award is, in substance, a separate award. The amount of compensation expense recognized for performance restricted stock units is dependent upon an assessment of the likelihood of achieving the performance and market conditions and is subject to adjustment based on management’s assessment of the Company’s performance relative to the target number of shares performance criteria.
The Company has an employee stock purchase plan (“ESPP”) under which shares of the Company’s common stock are available for purchase by eligible participants. The plan allows participants to purchase the Company's common stock at 85% of its fair market value at the end of the six-month offering period ending on April 30 and October 31 each year. The fair value of purchases is estimated based on actual employee contributions during the offering period.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes minimum pension liability adjustments and cash flow hedge. These amounts are presented in the consolidated statements of comprehensive income (loss) net of reclassification adjustments to earnings, if any.
Earnings (Loss) Per Share
Basic earnings (loss) per share ("EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS includes the effect of all potentially dilutive common stock equivalents by application of the treasury stock method, which considers the effect on a per share basis of restricted stock units, performance restricted stock units, and stock options as if they had been converted to common stock at the beginning of the periods presented, or issuance date, if later. Potential shares that have an anti-dilutive effect are excluded from the calculation of diluted EPS and presented separately.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include, but are not limited to, estimates for fair value measurements in business combinations including valuation of long-lived assets, goodwill and definite-lived intangible, interest rate swap, income tax reserves, and obligation under the tax receivable agreement. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Standards Adopted
In December 2020, the FASB issued ASU No. 2019-12 Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and recognition of deferred tax liabilities. This standard also simplifies the accounting for franchise taxes and enacted change in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the basis of goodwill. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company adopted this standard on January 1, 2021. The adoption of this standard did not have a material impact on the consolidated financial statements.
Standards Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08 Business Combinations (ASC 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted. The Company expects to adopt this standard on January 1, 2023, but it does not expect the adoption to have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (ASC 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of ASC 848, which delayed the adoption of Reference Rate Reform from December 31, 2022, to December 31, 2024. The Company will continue to evaluate the phase out of LIBOR but do not expect the adoption will have a material impact on the consolidated financial statements.
3.    Revenue Recognition
In the following table, revenue is disaggregated by service solution:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Disaggregated Revenue
Equipment Solutions	$438,682	$352,094	$296,267
Clinical Engineering	420,685	384,147	256,874
Onsite Managed Services	261,925	302,449	220,171
Total revenue	$1,121,292	$1,038,690	$773,312
The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the consolidated balance sheet as of December 31, 2022 and December 31, 2021 was $17.3 million and $15.9 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.
Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expenses. The amount of amortization included in cost of revenue was $1.1 million, $0.7 million and $0.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The amount of amortization included in selling, general and administrative expense was $4.2 million, $3.1 million and $2.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
There was no impairment loss in relation to the costs capitalized during the years ended December 31, 2022, 2021, and 2020.
4.    Acquisitions
On December 15, 2022, the Company completed the acquisition of certain assets of a surgical laser equipment solutions provider for total consideration of approximately $51.2 million funded by cash on hand and a draw on the line of credit. On December 1, 2022, the Company completed the acquisition of certain assets of a surgical equipment and repair services provider for total consideration of $9.7 million funded by cash on hand and common stock issuance. This acquisition resulted in $0.2 million of contingent consideration estimated utilizing a series of call options with strike prices at revenue thresholds defined in the acquisition purchase agreement. During the second quarter of 2022, the Company completed the acquisition of several small surgical equipment repair companies. These acquisitions resulted in $1.9 million of contingent compensation as of December 31, 2022 estimated based on the historical trailing twelve months revenue of each acquisition fair valued on a quarterly basis. All fiscal year 2022 acquisitions qualify as business combinations under ASC 805 and are accounted for using the acquisition method. The results of operations of acquisitions are included in the accompanying consolidated financial statements from the acquisition date.
Unaudited pro forma financial information has not been disclosed for the fiscal year 2022 acquisitions as they are not considered material to the Company's consolidated results of operations.

The following summarizes the preliminary fair value of assets acquired and liabilities assumed within the consolidated balance sheet for the fiscal year 2022 transactions:

(in thousands)
Accounts receivable	$372
Prepaid expenses	80
Inventories	3,671
Property and equipment	9,001
Goodwill	25,985
Operating lease right-of-use assets	215
Other non-current assets	6
Other intangibles	24,980
Accrued expenses	(296)
Operating lease liability	(209)
Total purchase price	$63,805
The Company incurred $1.0 million of expense for legal and other related costs in connection with the 2022 acquisitions, which were expensed as incurred for year ended December 31, 2022. Transaction costs are included within selling, general, and administrative costs within the consolidated statement of operations.
On October 1, 2021, The Company completed a stock purchase agreement to purchase all of the outstanding capital stock of Sizewise Rentals, LLC (“Sizewise”), a privately held manufacturer and distributor of specialty patient handling equipment, for a total consideration of approximately $234.8 million (“Sizewise Acquisition”). The results of Sizewise’s operations have been included in the consolidated financial statements since October 1, 2021.
The following summarizes the final fair values of assets acquired and liabilities assumed at the date of the Sizewise Acquisition within the consolidated balance sheet:

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
The acquired other intangibles, all of which are finite-life, are comprised of trade name, developed technology and customer relationships, have a weighted average useful life of approximately 14.4 years. The total amount of goodwill that is deductible for tax purposes is $1.4 million.

The Sizewise Acquisition was funded from additional borrowing under the first lien term loan and cash. Transaction costs of $0.4 and $3.2 million for legal and other related costs incurred in connection with the acquisition of Sizewise were expensed as incurred for the years ended December 31, 2022 and 2021.
On March 19, 2021, The Company completed a stock purchase agreement to purchase all of the outstanding capital stock of Northfield Medical, Inc. (“Northfield”), a company specializing in the service and repair of medical equipment and instruments for a total consideration of approximately $472.3 million (“Northfield Acquisition”). The consideration consisted of $461.0 million of cash paid and $11.3 million in issuance of 752,328 shares of common stock. The results of Northfield’s operations have been included in the consolidated financial statements since March 19, 2021. During the year ended December 31, 2022, adjustments affecting the fair values of assets acquired and liabilities assumed decreased accounts receivable $0.2 million, increased goodwill $1.3 million, increased accounts payable $0.1 million, and increased deferred income taxes $1.0 million. All adjustments net to 0.
The following summarizes the final fair values of assets acquired and liabilities assumed at the date of the Northfield Acquisition within the consolidated balance sheet:

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
The Northfield Acquisition was funded with additional borrowings under the first lien term loan, revolving loan and cash. Transaction costs of $0.1 and 4.2 million for legal and other related costs incurred in connection with the acquisition of Northfield were expensed as incurred for the years ended December 31, 2022 and 2021.
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

	Year Ended December 31,
(unaudited, in thousands)	2022	2021
Revenue	$1,121,292	$1,186,472
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	30,212	28,493

Included in the determination of pro forma net income (loss) for the years ended December 31, 2022 and 2021 are pro forma charges for various purchase accounting adjustments. These pro forma adjustments included depreciation and amortization of assets acquired and interest expense on additional debt to finance the acquisition. Income taxes are provided at the estimated statutory rate.
On December 11, 2020, The Company completed the acquisition of certain assets of a surgical laser equipment solutions provider for total consideration of approximately $8.9 million. The result of the acquired company’s operations have been included in the consolidated financial statements since that date.
On January 31, 2020, The Company completed the acquisition of certain assets of a surgical equipment repair and maintenance service provider for total consideration of approximately $88.3 million ("Mobile Acquisition"). The result of the acquired company’s operations have been included in the consolidated financial statements since that date.
The following summarized the final fair value of assets acquired and liabilities assumed at the date of the Mobile Acquisition within the consolidated balance sheet:

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
5.    Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,681	$—	$—	$2,681
Interest rate swap	—	9,212	—	9,212
Liabilities:
Contingent compensation	$—	$—	$1,898	$1,898
Contingent consideration	—	—	248	$248
Obligation under tax receivable agreement	—	—	38,714	38,714
Deferred compensation liabilities	2,674	—	—	2,674

	Fair Value at December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,452	$—	$—	$2,452
Interest rate swap	—	2,093	—	2,093
Liabilities:
Contingent consideration	$—	$—	$500	$500
Obligation under tax receivable agreement	—	—	39,880	39,880
Deferred compensation liabilities	2,452	—	—	2,452
During fiscal year ended December 31, 2022 and 2021, the Company completed the acquisition of several small surgical equipment repair companies and as a result, have accrued $1.9 million as of December 31, 2022 for future earn-out payments contingent upon the achievement of certain revenue results and the recipients' continued employment. Total earn-outs paid totaled $0.9 million during the year ended December 31, 2022.
The Company also accrued contingent consideration of $0.2 million as part of the acquisition of another small surgical repair company during the year ended December 31, 2022. The fair value of contingent consideration was determined utilizing a series of call options with strike prices at revenue thresholds defined in the acquisition purchase agreement.
In January 2022, a $0.5 million earn-out payment was made to the previous owners of a surgical laser equipment solutions company, from which the Company acquired assets on December 11, 2020, based on achievement of certain revenue results. There were no payments made in recognition of earn-out agreements during the year ended December 31, 2021.
In May 2020, the Company entered into an interest rate swap agreement to manage its interest rate exposure, see Note 7, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.
On January 4, 2019, the Company entered into a tax receivable agreement (“TRA”) with its former owners. Historically, the fair value of the liability was estimated using a Monte Carlo simulation model, peer company cost of capital, discount rates and projected financial information. As realization of the tax benefits associated with the federal, state, and local net operating losses has become more certain, the reliance on the Monte Carlo model has decreased in favor of a discounted cash flow analysis given that the fair value of the liability is expected to approximate the maximum obligation under the TRA. The assumptions used in preparing the discounted cash flow analyses include estimates of interest rates and the timing and amount of incremental cash flows. Given that the information utilized in determining the obligation was not observable in the market, the measurement of the liability represents a Level 3 fair value measurement. The value of the obligation may decrease in-line with decreases in the Company's estimated taxable income. The Company made a remeasurement adjustment to decrease the liability by $2.1 million during year ended December 31, 2022 in contrast to an increase in the liability of $4.5 million during the year ended December 31, 2021. The Company made no payments under the TRA during the year ended December 31, 2022 and $15.6 million payments for year ended December 31, 2021.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance at December 31, 2020	$50,921
Additions	1,244
Payments	(15,577)
Remeasurement adjustment (1)	4,542
Balance at December 31, 2021	$41,130
Additions	3,255
Payments	(1,428)
Remeasurement adjustment (1)	(2,097)
Balance at December 31, 2022	$40,860
(1)Remeasurement adjustments are recognized in change in selling, general and administrative expense in the consolidated statement of operations.
Fair Value of Other Financial Instruments
The fair value of the Company's outstanding First Lien Term Loan (as defined in Note 7, Long-Term Debt) as of December 31, 2022 and 2021, is based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	December 31, 2022		December 31, 2021
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,043,915	$1,030,072	$1,167,649	$1,174,871

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $8.0 million and $10.4 million and unamortized debt discount of $2.6 million and $5.0 million as of December 31, 2022 and 2021, respectively.

6.    Selected Financial Statement Information
Inventories
The Company's inventories as of December 31, 2022 and 2021 consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials	$14,575	$8,710
Work-in-process	692	610
Finished goods	54,865	45,987
Total inventories	$70,132	$55,307

Property and Equipment
The Company's property and equipment as of December 31, 2022 and 2021 consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Medical equipment	$405,149	$359,284
Less: Accumulated depreciation	(250,620)	(209,516)
Medical equipment, net	154,529	149,768
Leasehold improvements	52,046	39,026
Property and office equipment	165,737	135,643
	217,783	174,669
Less: Accumulated depreciation	(98,354)	(66,067)
Property and office equipment, net	119,429	108,602
Total property and equipment, net	$273,958	$258,370
Depreciation expense recognized during the years ended December 31, 2022, 2021 and 2020 was $84.3 million, $103.8 million and $99.6 million, respectively.
There were no impairment charges on property and equipment during 2022, 2021 and 2020.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets as of December 31, 2022 and 2021 were recognized as part of purchase price allocation of the acquisitions during 2022 and 2021. There were no impairment losses recorded on goodwill through December 31, 2022.
The Company's goodwill as of December 31, 2022 and 2021 consist of the following:

(in thousands)
Balance at December 31, 2021	$1,213,121
Acquisitions	25,985
Balance at December 31, 2022	$1,239,106
The Company's other intangible assets as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022
(in thousands)	Cost	Accumulated Amortization	Impairment	Net
Finite-life intangibles
Customer relationships	$780,806	$(275,522)	$—	$505,284
Non-compete agreements	6,225	(5,096)	—	1,129
Trade names	7,826	(3,311)	—	4,515
Developed technology	2,300	(1,208)	—	1,093
Total intangible assets	$797,157	$(285,137)	$—	$512,020

	December 31, 2021
(in thousands)	Cost	Accumulated Amortization	Impairment	Net
Finite-life intangibles
Customer relationships	$756,889	$(194,312)	$—	$562,577
Non-compete agreements	14,613	(13,222)	—	1,391
Trade names	9,179	(2,230)	—	6,949
Developed technology	2,300	(58)	—	2,242
Total intangible assets	$782,981	$(209,822)	$—	$573,159
Total amortization expense related to intangible assets was approximately $86.1 million, $80.3 million and $67.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
There were no impairment charges during 2022 or 2021 with respect to other intangible assets.
At December 31, 2022, future estimated amortization expense related to intangible assets for each of the years ended December 31, 2023 to 2027 is estimated as follows:

(in thousands)
2023	$82,301
2024	71,598
2025	65,036
2026	58,464
2027	51,900
Thereafter	182,721
$512,020
Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.
Supplementary Cash Flow Information
Supplementary cash flow information is as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$2,241	$7,633	$3,141
Finance lease assets and liability additions	7,117	8,783	10,286
Operating lease right-of-use assets and operating lease liability additions	22,501	27,660	29,577
Issuance of common stock related to acquisition	2,000	11,300	—
Dividend and equity distribution (forfeited) payable	(23)	(26)	—
Software service contract additions	—	94	—

7.    Long-Term Debt
Long-term debt at December 31, 2022 and 2021 consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
First Lien Term Loan	$1,054,549	$1,183,071
Revolving Loan	28,500	—
Finance lease liability	23,892	26,621
	1,106,941	1,209,692
Less: unamortized deferred financing costs and debt discount	(11,896)	(17,190)
	1,095,045	1,192,502
Less: Current portion of long-term debt	(17,752)	(17,534)
Total long-term debt	$1,077,293	$1,174,968
First Lien Credit Facilities
On January 4. 2019, in connection with and substantially concurrent with the closing of the business combination, Agiliti Health, Inc. entered into a credit agreement (the “First Lien Credit Facilities”) with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, Agiliti Holdco, Inc., certain subsidiaries of Agiliti Health, Inc. acting as guarantors (the “Guarantors”), and the lenders from time to time party thereto.
The First Lien Credit Facilities originally provided for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660 million (the “First Lien Term Loan”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150 million (the “Revolving Loan”). In February 2020, the Company increased the principal First Lien Term Loan facility by $125 million and the revolving loan facility by $40 million. In October 2020 and March 2021, the Company further increased the principal First Lien Term Loan facility by $150 million and $200 million, respectively. All terms to the First Lien Term Loan remained the same, except these additional loans are subject to an interest rate floor of 0.75%.
During the year ended December 31, 2022, the Company prepaid $69.1 million, fully paying off the borrowings under the October 2020 amendment, and $50.0 million of the borrowings under the March 2021 amendment. The prepayments resulted in a loss on extinguishment of $1.4 million for the year ended December 31, 2022, which consisted entirely of the write-off of unamortized debt discount. Additionally, the Company withdrew $60.0 million from the Revolving Loan and utilized the proceeds to prepay borrowings under the First Lien Term Loan noted above and for acquisitions. The Company paid back $31.5 million of its withdrawals during the year ended December 31, 2022.

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
In connection with the Amendment above, the Company incurred loss on extinguishment of debt of $0.3 million related to the write-off of unamortized deferred financing cost on the revolving credit facility during the year ended December 31, 2021.
On October 31, 2021, in connection with the closing of Sizewise Rentals, LLC (“Sizewise”), the Company entered into Amendment No. 5 to the First Lien Credit Agreement. This amendment provides for a $150 million incremental term loan facility, the proceeds of which were used, together with cash on hand, to finance the Sizewise Acquisition. This incremental term loan facility has terms identical to those applicable to the Initial Term Loans and the February 2020 Amendment (each as defined in the First Lien Credit Agreement), including as to pricing and interest, tenor, rights of payment and prepayment and right of security. Except as described above, the Amendment has substantially the same terms as the First Lien Credit Agreement, and amendments thereto, including customary covenants and events of default.
The Company was in compliance with all financial debt covenants for all periods presented.
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
The Company used the proceeds from the IPO to repay $240 million in aggregate principal amount of the Second Lien Term Loan, $80 million of the First Lien Term Loan, and $10 million of the Revolving Loan facility. In connection with the repayment of the Second Lien Term Loan in April 2021, the Company incurred loss on extinguishment of debt of $9.8 million which consisted of the write-off of unamortized deferred financing costs and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million.
Interest Rate Swap
In May 2020, the Company entered into an interest rate swap agreement for a total notional amount of $500 million, which has the effect of converting a portion of the First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement was June 2020 and the expiration date is June 2023.
The interest rate swap agreement qualifies for cash flow hedge accounting under ASC 815, Derivatives and Hedging. Both at inception and on an on-going basis, the Company must perform an effectiveness test. The fair value of the interest rate swap agreement at December 31, 2022 was $9.2 million, all of which is included in other current assets on the consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge at December 31, 2022. The Company has not recorded any amounts due to ineffectiveness for any periods presented.
As a result of the interest rate swap agreement, the Company expects the effective interest rate on $350 million and $150 million of the First Lien Term Loan to be 0.3396% and 0.3290%, respectively, plus the Applicable Margin through June 2023.
Maturities of Long-Term Debt
At December 31, 2022, maturities of long-term debt and capital lease obligations for each of the Company's fiscal years ending 2023 to 2027 and thereafter, are contractually as follows:

(in thousands)
2023	$17,752
2024	14,695
2025	12,836
2026	1,057,117
2027	1,501
Thereafter	3,040
Total	1,106,941
Unamortized deferred financing costs	(9,278)
Unamortized debt discount	(2,618)
$1,095,045
8.    Leases
The Company leases facilities under operating lease agreements, which include both monthly and longer-term arrangements. The Company's finance leases consist primarily of leased vehicles.
The lease assets and liabilities are as follows:

(in thousands)		December 31, 2022	December 31, 2021
Lease Assets	Classification
Operating lease assets	Operating lease right-of-use assets	$79,975	$80,676
Finance lease assets	Property and equipment (1)	23,231	26,098
Total leased assets		$103,206	$106,774
Lease Liabilities
Current:
Operating	Current portion of operating lease liability	$23,607	$22,826
Finance	Current portion of long-term debt	8,354	8,136
Noncurrent:
Operating	Operating lease liability, less current portion	67,332	63,241
Finance	Long-term debt, less current portion	15,538	18,485
Total lease liabilities		$114,831	$112,688

(1)	Finance lease assets are recorded net of accumulated depreciation of $29.6 million and $20.4 million as of December 31, 2022 and 2021, respectively.

The lease cost for the year ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$8,659	$8,657	$9,531
Interest on lease liabilities	648	738	781
Operating lease cost	29,044	19,547	12,706
Short-term lease cost	878	791	715
Variable lease cost	6,293	5,641	4,388
Total lease cost	$45,522	$35,374	$28,121
The maturity of lease liabilities at December 31, 2022 was as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2023	$25,495	$8,965	$34,460
2024	22,671	5,696	28,367
2025	18,321	3,736	22,057
2026	13,963	2,461	16,424
2027	4,434	1,634	6,068
Thereafter	11,491	3,147	14,638
Total lease payments	$96,375	$25,639	$122,014
Less: Interest	5,436	1,747	7,183
Present value of lease liabilities	$90,939	$23,892	$114,831
The lease term and discount rate at December 31, 2022 were as follows:

December 31, 2022
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	4.8
Finance leases	2.7
Weighted-average discount rate
Operating leases	2.5%
Finance leases	2.5%

Other information related to cash paid related to lease liabilities and lease assets obtained for the years ended December 31, 2022 and 2021, and 2020 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$648	$738	$781
Operating cash flows for operating leases	25,878	19,569	12,733
Financing cash flows for finance leases	8,812	9,097	8,024

Lease asset obtained in exchange for new finance lease liabilities	7,117	8,783	10,286
Lease asset obtained in exchange for new operating lease liabilities	22,501	27,660	29,577
9.    Shareholder’s Equity
Dividends
In November 2019, the Company declared a $2.23 dividend per share that was paid to holders of common stock and is paid upon vesting to holders of restricted stock units and performance restricted stock units. Dividends paid during both years ended December 31, 2022 and 2021 were $0.9 million.

Dividends payable was $0.3 million as of December 31, 2022, all of which was included in accounts payable, and $1.2 million as of December 31, 2021, of which $0.9 million was included in accounts payable and $0.3 million in other long-term liabilities, respectively.
Common Stock
The Company has authorized and issued 133,608,495 shares of common stock with a par value of $0.0001 per share.
Accumulated Other Comprehensive Loss
The components of Accumulated Other Comprehensive Income (Loss) are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Unrealized gain (loss) on minimum pension liability adjustment, net of tax	$502	$(20)
Unrealized gain on cash flow hedge, net of tax	6,841	1,557
	$7,343	$1,537

Changes in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2022 are as follows:

(in thousands)
Minimum pension liability - balance as of December 31, 2021	$(20)
Net actuarial gain	703
Income tax expense related to pension	(181)
Net current year other comprehensive income	522
Minimum pension liability - balance as of December 31, 2022	$502

Cash flow hedge - balance as of December 31, 2021	$1,557
Changes in the effective portion of the fair value of cash flow hedge	7,119
Income tax expense related to cash flow hedge	(1,835)
Net current year other comprehensive income	5,284
Cash flow hedge - balance as of December 31, 2022	$6,841

Net current year other comprehensive income	$5,806
10.    Share-Based Compensation
On January 4, 2019, the 2018 Omnibus Incentive Plan (“2018 Plan”) became effective. Approximately 3.0 million shares of the 2007 Stock Option Plan with an exercise price of $2.13 per share and expiration date of November 4, 2024 were rolled into the 2018 Plan on January 4, 2019.
The 2018 Plan provides for issuance of 16.7 million nonqualified stock options, restricted stock units and performance restricted stock units to any of its executives, other key employees and certain non-employee directors. The stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted have a ten-year contractual term and vest over one to four years. The restricted stock units vest over three to four years. The performance restricted stock units have both performance and service conditions and certain awards also have market-based vesting conditions. The non-market-based awards vest over three years upon achievement of established performance targets and a service requirement as defined in the respective award agreements. The market based awards cliff vest at three years with the achievement of the performance goals and completion of the required service period.
The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2018 Plan. Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements. Forfeited options are available for future issuance.
In connection with the Company's IPO in 2021, the Company granted certain employees, including named executive officers, restricted stock units, performance restricted stock units, and stock options under the 2018 Plan with respect to approximately 1.6 million shares of the Company’s common stock.
In connection with the IPO, the Company adopted an Employee Stock Purchase Plan (“ESPP”). A total of 2.0 million shares of the Company's common stock are reserved for issuance under the ESPP. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. 239,818 shares were issued under the ESPP as of December 31, 2022. The Company recognized $0.6 million share-based compensation expense for the discount received by participating employees for the year ended December 31, 2022.
In connection with the dividend payment in November 2019, the exercise price of stock options granted under the 2018 Plan was adjusted from $8.50 to $6.27 per share. This modification did not result in additional share-based compensation expense.

Stock Options
A summary of activity for the stock options under the 2018 Plan is detailed below:

(in thousands, except exercise price and years)	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2019	5,922	$—	$—	7.10
Granted	1,274	8.25
Exercised	(239)	6.27	473
Forfeited or expired	(267)	6.38
Outstanding as of December 31, 2020	6,690	$4.25	$81,235	6.5
Granted	710	14.09
Exercised	(651)	2.22	11,939
Forfeited or expired	—
Outstanding as of December 31, 2021	6,749	$6.08	$114,095	6.1
Granted	555	18.45
Exercised	(820)	3.67	12,332
Forfeited or expired	(85)
Outstanding as of December 31, 2022	6,399	$7.36	$58,449	5.7
Exercisable as of December 31, 2022	4,591	$5.46	$49,812	4.9
The exercise price of the stock option award is equal to the market value of Company’s common stock on the grant date as determined reasonably and in good faith by the Company’s Board of Directors and Compensation Committee.
The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.
The Company determines the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on a straight-line basis over the options’ vesting periods.
The assumptions in the table below were used to determine the Black-Scholes fair value of stock options granted for the years ended December 31, 2022, 2021, and 2020.

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.76%	0.94%	0.51%
Expected volatility	33.36%	34.05%	33.95%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	6.00	5.92	3.03
Black-Scholes Value of options	$6.53	$4.83	$1.94
Expected volatility is based on an independent valuation of the stock of companies within the Company's peer group. Given the lack of a true comparable company, the peer group consists of selected public healthcare companies representing the Company's suppliers, customers and competitors within certain product lines. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life. The expected option life is estimated based on foreseeable trends.

At December 31, 2022, unearned non-cash share-based compensation related to the 2018 Plan that the Company expects to recognize as expense over a weighted average period of 1.8 years, totals approximately $4.0 million, net of the estimated forfeiture rate of 2.0%. The expense could be accelerated upon the sale of the Company.
Restricted Stock Units and Performance Restricted Stock Units
A summary of activity for restricted stock units and performance restricted stock units is detailed below:

(in thousands, except grant date fair values)	Number of units	Weighted average grant date fair value
Nonvested as of December 31, 2019	1,546	$8.50
Granted	1,057	8.25
Vested	(512)	8.50
Forfeited	(147)	8.45
Nonvested as of December 31, 2020	1,944	$8.37
Granted	1,180	14.69
Vested	(817)	8.58
Forfeited	(135)	11.55
Nonvested as of December 31, 2021	2,172	$11.26
Granted	1,620	18.40
Vested	(1,021)	10.03
Forfeited	(398)	15.58
Nonvested as of December 31, 2022	2,373	$15.55
Future expense related to restricted stock units and performance restricted stock units that the Company expects to recognize as expense over a weighted average period of 2.0 years totals approximately $22.1 million, net of the estimated forfeiture rate of 2.0%.
The fair value of the market-based performance restricted stock units is estimated at the grant date using a Monte-Carlo simulation model which included the following assumptions:

Year Ended December 31, 2022

Risk-free interest rate	1.65%
Expected dividend yield	— %
Average expected volatility of peer companies in the S&P 500 Index	52.10%
Expected volatility of the Company	52.50%
Expected term (years)	2.83
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life. Average expected volatility of peer companies is based on an independent valuation of the stock of companies within the Company's peer group. Given the lack of a true comparable company, the peer group consists of selected public healthcare companies representing the Company's suppliers, customers and competitors within certain product lines. Expected volatility of the Company was calculated using a weighted-average of historical data available (0.85 years) and the remaining weight split equally among guideline public companies. The expected term is the time between the date of grant and the end of the performance period.
For the years ended December 31, 2022, 2021, and 2020, the Company recognized non-cash share-based compensation expense of $18.8, $14.0, and $10.3 million, respectively. For year ended December 31, 2022, $16.4 million of non-cash share-based compensation expense is included in selling, general and administrative expenses and $2.3 million is included in cost of revenue. Non-cash share-based compensation expense was included entirely within selling, general, and administrative expense for years ended December 31, 2021 and 2020. The Company's actual tax benefits realized from tax deductions related to the vesting of awards for years ended December 31, 2022, 2021, and 2020 was $6.0, $3.6, and $2.8 million, respectively.
Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance was 7.4 million shares as of December 31, 2022.
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
12.    Related Party Transactions
Management Agreement
On January 4, 2019, the Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Agiliti Holdco, Inc., Agiliti Health, Inc. and THL Managers VIII, LLC (the “Advisor”). Pursuant to the Advisory Services Agreement, the Advisor provided management, consulting, and other advisory services to the Company.
The Advisory Services Agreement was terminated in the second quarter of 2021 upon the completion of the IPO. In connection with the termination of the Advisory Services Agreement, the Company paid a buyout fee to the Advisor of approximately $7.0 million, which was expensed as incurred. Total professional services fees incurred to the Advisor were $0.6 and $2.3 million for the years ended December 31, 2021 and 2020, respectively.
13.    Employee Benefit Plans
ASC 715, Compensation — Retirement Benefits, requires employers to recognize the under-funded or over-funded status of a defined benefit post retirement plan as an asset or liability in its consolidated balance sheets and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, ASC 715 requires employers to measure the funded status of a plan as of the date of its year-end balance sheet date.
Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.
The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2022 and 2021 are as follows:
Change in Benefit Obligation

(in thousands)	2022	2021
Benefit obligations at beginning of year	$31,150	$33,007
Interest cost	847	785
Actuarial (gain) loss	(6,451)	(1,260)
Benefits paid	(1,417)	(1,382)
Benefit obligations at end of year	$24,129	$31,150

Change in Plan Assets

(in thousands)	2022	2021
Fair value of plan assets at beginning of year	$26,393	$24,630
Actual return on plan assets	(4,610)	2,495
Employer contributions	650	650
Benefits paid	(1,417)	(1,382)
Fair value of plan assets at end of year	$21,016	$26,393
Funded Status

(in thousands)	2022	2021
Funded status	$(3,113)	$(4,757)
Unrecognized net actuarial (gain) loss / accumulated other comprehensive (gain) loss	(675)	28
Net amount recognized	$(3,788)	$(4,729)
A summary of the Company's pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets at December 31, are as follows:

(in thousands)	2022	2021
Projected benefit obligation	$24,129	$31,150
Accumulated benefit obligation (“ABO”)	24,129	31,150
Fair value of plan assets	21,016	26,393
ABO less fair value of plan assets	$3,113	$4,757
Amounts recognized in the consolidated balance sheets at December 31, are as follows:

(in thousands)	2022	2021
Current liabilities	$650	$650
Noncurrent liabilities	2,463	4,107
Total amount recognized	$3,113	$4,757
Net Periodic Benefit Cost
The components of net periodic benefit cost are as follows:

(in thousands)	Year Ended December 31,
	2022	2021	2020
Interest cost	$847	$785	$955
Expected return on plan assets	(1,139)	(1,107)	(1,110)
Recognized net actuarial loss	—	293	49
Net periodic benefit cost	$(292)	$(29)	$(106)

Change in Accumulated Other Comprehensive Loss

(in thousands)	Year Ended December 31,
	2022	2021	2020
Beginning of year	$(20)	$(2,215)	$(940)
Net actuarial gain (loss)	703	2,649	(1,759)
Impact of reflecting purchase accounting	—	—	—
Amortization of net gain	—	293	49
Income tax expense related to pension	(181)	(747)	435
End of year	$502	$(20)	$(2,215)
Pension Plan Assets
The Company's target pension plan asset allocation and actual pension plan allocation of assets as of December 31, are as follows:

Asset Category	Target Allocation	2022	2021
Equity securities	65%	69%	67%
Debt securities and cash	35	31	33
	100%	100%	100%
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
Fair Value Measurement
The following tables present the Company's plan assets, using the fair value hierarchy as disclosed in Note 5, Fair Value Measurements, as of December 31, 2022 and 2021.

	Assets at Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121	$—	$—	$121
Registered investment companies:
Total international stock index fund	7,163	—	—	7,163
Total stock market index fund	7,346	—	—	7,346
Total return fund	6,386	—	—	6,386
Pending trades	—	—	—	—
Total assets at fair value	$21,016	$—	$—	$21,016

	Assets at Fair Value as of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$—	$—	$—
Registered investment companies:
Total international stock index fund	8,525	—	—	8,525
Total stock market index fund	9,127	—	—	9,127
Total return fund	8,625	—	—	8,625
Pending trades	116	—	—	116
Total assets at fair value	$26,393	$—	$—	$26,393
Investments in Equity and Debt Securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.
Contributions
The Company contributed $0.7, $0.7 and $1.1 million to the pension plan during the years ended December 31, 2022, 2021, and 2020, respectively. The Company expects to make contribution of approximately $0.7 million in 2023.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

(in thousands)
2023	$1,553
2024	1,606
2025	1,645
2026	1,697
2027	1,797
2028 - 2032	8,842
Pension Plan Assumptions
The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2022	2021	2020
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	5.01%	2.77%	2.43%
Expected return on assets	4.90%	5.05%	5.40%
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	2.77%	2.43%	3.17%
Expected return on assets	5.05%	5.05%	5.40%
Rate of compensation increase	N/A	N/A	N/A
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

Other Employee Benefits
The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 80% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. We made matching contributions to the plan of approximately $6.0, $5.6 and $4.0 million for the years ended December 31, 2022 and 2021, and 2020, respectively.
The Company is self-insured for employee healthcare up to $250,000 per member per plan year and aggregate claims up to 125% of expected claims per plan year. Also, the Company purchases workers’ compensation and automobile liability coverage with related deductibles. The Company is liable for up to $500,000 per individual workers’ compensation claim and up to $500,000 per accident for automobile liability claims. Self-insurance and deductible costs are included in other accrued expenses in the consolidated balance sheets and are accrued based upon the aggregate of the liability for reported claims and an actuarially determined estimated liability for claims development and incurred but not reported.
14.    Income Taxes
The (benefit) provision for income taxes consists of the following:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Federal Current	$(6,555)	$223	$—
State Current	3,697	4,206	1,710
Total Current	(2,858)	4,429	1,710
Federal Deferred	1,730	11,823	(3,351)
State Deferred	(104)	181	(1,593)
Total Deferred	1,626	12,004	(4,944)
	$(1,232)	$16,433	$(3,234)
Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. Federal income tax rate	21.0%	21.0%	(21.0)%
State income taxes, net of U.S. Federal income tax	10.9	4.8	(6.3)
Permanent items	(0.5)	0.5	2.0
Deferred rate change	2.1	1.8	0.2
Share-based compensation	(30.0)	(5.2)	(1.4)
Executive compensation disallowed	23.5	11.1	—
TRA fair value adjustment	(1.9)	2.9	14.1
Release of Sizewise reserve	(30.4)	—	—
Transaction costs	—	2.3	—
Other	1.0	1.4	(0.2)
Effective income tax rate	(4.3)%	40.6%	(12.6)%
The Company's effective tax rate for the year ended December 31, 2022 was primarily impacted by share-based compensation, executive compensation disallowed under Internal Revenue Code Section 162(m), and the release of uncertain tax positions and permanent items related to the Sizewise Acquisition as described below. The Company's effective tax rate for the year ended December 31, 2021 was primarily impacted by share-based compensation, executive compensation disallowed under Internal Revenue Code Section 162(m), a tax rate change, transaction costs and the

Company's tax receivable agreement. The Company's effective tax rate for the year ended December 31, 2020 was primarily impacted by the tax receivable agreement.
Pursuant to the receipt of a Private Letter Ruling from the IRS during the fiscal year ended December 31, 2022, the Company released a reserve assumed from the Sizewise Acquisition completed in 2021. The exposure was covered by an indemnification agreement with the seller. The release of the reserve and associated interest and penalties accrual resulted in a $11.9 million tax benefit and indemnification expense for the same amount, which is included in ‘Tax indemnification expense’ on the consolidated statements of operations. The release of the reserve is treated as a significant, unusual item under the provisions of ASC 740 and the $11.9 million tax benefit recognized resulted in a significant variation in the customary relationship between income tax expense (benefit) and pre-tax income (loss) for fiscal year ended December 31, 2022, as seen within the table above.
The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. Among others, the CARES Act delayed payment of employer payroll taxes and adjusted the depreciable life of qualified leasehold improvement property. The Company has reflected the impact of the CARES Act within the consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 and such impact was not material to the consolidated financial statements.
On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors ("CHIPS") Act was signed into law creating a new advanced manufacturing investment credit under new Internal Revenue Code section 48D. On August 16, 2022, the Inflation Reduction Act was signed into law. The two primary tax implications for corporations are a 15% alternative minimum tax (“AMT”) that applies to corporations with at least $1.0 billion of pretax income and a 1% surtax on share buybacks, which takes effect in 2023. The Company does not deem the CHIPS Act or the Inflation Reduction Act to have a material impact on its financial statements for the year ended December 31, 2022.
The components of the Company’s overall deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Accounts receivable	$1,079	$797
Accrued compensation and pension	9,901	17,063
Inventories	1,468	1,942
Other assets	3,847	2,924
Unrealized (gain) loss on pension	—	7
Operating lease liability	23,407	22,120
Section 163(j) capitalized interest	4,975	—
Section 174 capitalized R&D costs	2,901	—
Net operating loss carryforwards	17,146	30,660
Total deferred tax assets	64,724	75,513
Deferred tax liabilities:
Deferred contract costs	(3,850)	(3,545)
Unrealized (gain) loss on pension	(174)	—
Unrealized (gain) loss on cash flow hedge	(2,370)	(536)
Accelerated depreciation and amortization	(180,934)	(191,461)
Prepaid assets	(3,537)	(2,683)
Operating lease right-of-use assets	(20,474)	(20,595)
Total deferred tax liabilities	(211,339)	(218,820)
Net deferred tax asset (liabilities)	$(146,615)	$(143,307)
As of December 31, 2022, the Company had available unused federal net operating loss carryforwards of approximately $44.1 million. There is no expiration of federal net operating losses. Net operating loss carryforwards of the Company are subject to review and possible adjustment by the taxing authorities.

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
In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluate its ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding its forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The Company has been generating taxable income in recent years and is projecting significant taxable income in future years due to continued growth. As such, the Company believes that it is more likely than not that it will be able to realize its deferred tax assets and have not recorded a valuation allowance for the years ended December 31, 2022, 2021, and 2020.
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for taxable years before 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2022, 2021 and 2020 is as follows:

(in thousands)
Unrecognized tax benefits balance at December 31, 2019	$1,340
Gross decreases for tax positions in 2020	—
Unrecognized tax benefits balance at December 31, 2020	1,340
Gross increase for rate change in 2021	8,771
Unrecognized tax benefits balance at December 31, 2021	10,111
Gross decrease for tax positions in 2022	(8,753)
Unrecognized tax benefits balance at December 31, 2022	$1,358
The Company has no unrecognized tax benefits as of December 31, 2022 that, if recognized, would impact the effective tax rate. The gross decrease in 2022 was the result of the release of the reserve assumed from the Sizewise Acquisition. The Company did not accrue for any interest or penalties related to unrecognized tax benefits as of December 31, 2022 as compared to an accrual of $3.2 million for year ended December 31, 2021. The Company does not anticipate significant changes to our unrecognized tax benefits within the next twelve months.
15.    Concentration
On December 14, 2022, the Company received a modification to the Company’s current U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (“ASPR”) agreement that expires on February 27, 2023 incorporating Federal Acquisition Regulation (“FAR”) 52.217-8, which allows the government to extend the term of this current agreement by up to six months.
Additionally, on December 14, 2022, Agiliti Health, Inc., a the Company entered into a new HHS / ASPR agreement (the "Agreement") for preventive maintenance services (“PMS”), management and storage for ventilator and powered air purifying respirator (“PAPR”) systems. The Agreement’s performance period commences on August 28, 2023 and is anticipated to have a period of performance of four years and six months, consisting of a base period of twelve months, three one-year option periods and an additional six-month option period.
For the year ended December 31, 2022, approximately 10.5% of total Company revenue is related to various contracts with the HHS / ASPR.

16.    Earnings (Loss) Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Year Ended December 31,
	2022	2021	2020
Basic weighted average shares outstanding	132,602,747	120,877,480	98,976,226
Net effect of dilutive stock awards based upon the treasury stock method	5,778,548	7,619,740	—
Dilutive weighted average shares outstanding	138,381,295	128,497,220	98,976,226

Basic earnings (loss) per share	$0.23	$0.20	$(0.23)
Diluted earnings (loss) per share	$0.22	$0.19	$(0.23)

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share	9,203	—	7,108,088
17.    Subsequent Events
Chief Executive Officer Transition
On January 9, 2023, the Company announced that Thomas J. Leonard, Chief Executive Officer and a member of the Board of Directors (the “Board”) of the Company, notified the Chairman of the Board of his decision to retire and resign from his position as Chief Executive Officer effective as of March 10, 2023 (the “Resignation Date”). Subsequent to the Resignation Date, Mr. Leonard will remain employed by the Company in an advisory role though March 31, 2023. Mr. Leonard will continue to serve as a member of the Board indefinitely.
The Company also announced the Board’s appointment of Thomas W. Boehning, who currently serves as the Company’s President, as Chief Executive Officer to succeed Mr. Leonard effective as of the Resignation Date. In addition, the Board appointed Mr. Boehning as a Class III director effective as of the Resignation Date and increased the size of the Board without any further action as of such date.
ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2022, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Agiliti, Inc.’s disclosure controls and procedures and concluded that, due to the existence of material weaknesses in our internal controls in the Company’s internal control over financial reporting described below, and based on the evaluation of these disclosure controls and procedures required by paragraph (b) of Rules 13a-15(e) or 15d-15(e) of the Exchange Act, the Company’s disclosure controls and procedures were not effective as of December 31, 2022.
Notwithstanding the existence of the material weaknesses described below, management performed additional analysis and other procedures to ensure that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and under the oversight of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") the Internal Control - Integrated Framework (2013). Based on its assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2022, due to the following material weaknesses:
•The Company had an insufficient amount of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, the Company had ineffective (1) identification of risks and related responses, (2) control activities related to the design and operation of process-level controls, and (3) information technology general controls (“ITGC”) across all financial reporting processes.
•Specifically, as it relates to ITGCs, the material weakness relates to ineffective user access provisioning, change management, and segregation of duties, within its systems supporting the Company’s accounting and reporting processes. Many of the Company’s manual controls, dependent upon the information derived from these information technology systems, are also deemed ineffective. As a result, management could not rely on the information or implement effective controls to validate the completeness and accuracy of underlying data utilized in the operation of those manual controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Although these material weaknesses did not result in any material misstatement of our consolidated financial statements for the periods presented, there is a possibility they could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these control deficiencies constitute material weaknesses.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, KPMG LLP’s report appears in Part II, Item 8 of this Annual Report on Form 10-K.
Management’s Plan for Remediation
In response to the material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has begun to implement steps to remediate the material weaknesses. Our internal control remediation efforts include the following:
•Enhancing policies and procedures to improve our overall control environment and monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including senior management and the board of directors, as appropriate.
•Continuing to recruit key positions within our technology, accounting, internal audit and other support functions with appropriate qualified experience to enhance our risk assessment processes and internal control capabilities, allow for appropriate segregation of duties and change management, and provide appropriate oversight and reviews.
•Providing additional training and education programs for personnel responsible for the performance of key business processes throughout the Company in order to facilitate their understanding of the risks being addressed by the controls they are performing as well as educate them in the documentation requirements of the internal controls framework.
•Enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties as well as controls supporting change management.
We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While these remediation efforts are ongoing, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.
Changes in Internal Controls Over Financial Reporting
Except for the steps taken as part of the remediation activities described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: Other Information
On March 1, 2023, the Company awarded a cash retention bonus of $1.5 million to James Pekarek, our Chief Financial Officer, (the “Retention Bonus”) in recognition of his contributions to the Company to be delivered upon satisfaction of a continued service condition (the “Service Condition”), a performance condition (the “Performance Condition”) and other requirements specified in the bonus letter provided to Mr. Pekarek (the “Retention Bonus Letter”).
The Service Condition will be satisfied upon Mr. Pekarek’s continued employment with the Company through March 31, 2024 (the “Bonus Date”). The Performance Condition will be satisfied based upon Mr. Pekarek (i) assisting in the onboarding of the Company’s new Chief Executive Officer, (ii) successfully integrating recent acquisitions and (iii) providing executive oversight and sponsorship of the Company’s compliance with the Sarbanes-Oxley Act.
In the event Mr. Pekarek’s employment is terminated by the Company without Cause (as defined in the Employment Agreement entered into as of March 5, 2019, by and between Mr. Pekarek and the Company) prior to the Bonus Date, the Retention Bonus will be paid within 60 days of such termination. If Mr. Pekarek’s employment is terminated for any reason other than by the Company without Cause, then the Retention Bonus will be forfeited.
The foregoing summary of the Retention Bonus is qualified in its entirety by reference to the full text of the Retention Bonus Letter, which is attached as Exhibit 10.32 to this Annual Report on Form 10-K and incorporated by reference into this Item 9B.
ITEM 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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

PART IV
ITEM 15: Exhibits and Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" at the beginning of this document.
2.Consolidated Financial Statement Schedules
Supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.
3.Exhibits
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

10.30+
Transition Agreement, dated as of January 6, 2023, by and between Agiliti, Inc. and Thomas J. Leonard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 9, 2023).

10.31+
Amended and Restated Employment Agreement, effective January 10, 2023, by and between Agiliti, Inc. and Thomas W. Boehning (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 9, 2023).

10.32+	Retention Bonus Letter, effective March 1, 2023, by and between Agiliti, Inc. and James B. Pekarek.

21.1	List of subsidiaries of Agiliti, Inc., filed herewith.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.
+ Indicates a management contract or compensatory plan or arrangement.
*Furnished, not filed.
ITEM 16: 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 7, 2023.

AGILITI, INC.
By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2023.

/s/ Thomas J. Leonard	Chief Executive Officer and Director (Principal Executive Officer)
Thomas J. Leonard

/s/ James B. Pekarek	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James B. Pekarek

/s/ Scott A. Christensen	Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)
Scott A. Christensen

/s/ John L. Workman	Director
John L. Workman

/s/ Michael A. Bell	Director
Michael A. Bell

/s/ Darren Friedman	Director
Darren Friedman

/s/ Gary L. Gottlieb	Director
Gary L. Gottlieb

/s/ Joshua M. Nelson	Director
Joshua M. Nelson

/s/ Megan M. Preiner	Director
Megan M. Preiner

/s/ Scott M. Sperling	Director
Scott M. Sperling

/s/ Diane B. Patrick	Director
Diane B. Patrick

/s/ C. Martin Harris	Director
C. Martin Harris