Form 10-Q
period 2023-03-31
AGILITI, INC. \DE
filed 2023-05-09
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 001-40361
AGILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	11095 Viking Drive	83-1608463
(State or other jurisdiction of	Eden Prairie, Minnesota 55344	(I.R.S. Employer
incorporation or organization)	(Address of principal executive offices, including zip code)	Identification No.)
(952) 893-3200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	AGTI	The New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of April 30, 2023: 134,460,244

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements — Unaudited
Agiliti, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,453	$5,577
Accounts receivable, less allowance for credit losses of $4,251 as of March 31, 2023 and $4,182 as of December 31, 2022	222,846	207,753
Inventories	73,575	70,132
Prepaid expenses	18,827	23,458
Other current assets	3,942	9,393
Total current assets	333,643	316,313
Property and equipment, net	278,890	273,958
Goodwill	1,239,432	1,239,106
Operating lease right-of-use assets	78,289	79,975
Other intangibles, net	491,043	512,020
Other	22,112	22,735
Total assets	$2,443,409	$2,444,107
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$17,828	$17,752
Current portion of operating lease liability	24,403	23,607
Current portion of obligation under tax receivable agreement	9,872	34,694
Accounts payable	69,432	59,163
Accrued compensation	29,973	25,928
Accrued interest	5,252	5,039
Other current liabilities	40,401	31,198
Total current liabilities	197,161	197,381
Long-term debt, less current portion	1,083,572	1,077,293
Obligation under tax receivable agreement, pension and other long-term liabilities	9,505	9,161
Operating lease liability, less current portion	64,974	67,332
Deferred income taxes, net	140,999	146,615
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 134,339,512 and 133,608,495 shares issued and outstanding as of March 31, 2023 and December 31, 2022	13	13
Additional paid-in capital	954,928	953,046
Accumulated deficit	(11,261)	(14,274)
Accumulated other comprehensive income	3,341	7,343
Total Agiliti, Inc. and Subsidiaries equity	947,021	946,128
Noncontrolling interest	177	197
Total equity	947,198	946,325
Total liabilities and equity	$2,443,409	$2,444,107
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$299,904	$294,444
Cost of revenue	190,530	170,817
Gross margin	109,374	123,627
Selling, general and administrative expense	88,837	86,138
Operating income	20,537	37,489
Interest expense	15,831	10,664
Income before income taxes and noncontrolling interest	4,706	26,825
Income tax expense	1,656	6,905
Consolidated net income	3,050	19,920
Net income attributable to noncontrolling interest	37	28
Net income attributable to Agiliti, Inc. and Subsidiaries	$3,013	$19,892

Basic income per share	$0.02	$0.15
Diluted income per share	$0.02	$0.14

Weighted-average common shares outstanding:
Basic	133,850,124	131,148,108
Diluted	139,293,662	139,426,334

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Consolidated net income	$3,050	$19,920
Other comprehensive (loss) income:
(Loss) on minimum pension liability, net of tax of $12 and $0	(35)	—
(Loss) Gain on cash flow hedge, net of tax of $1,375 and $1,866	(3,967)	5,429
Total other comprehensive (loss) income	(4,002)	5,429
Comprehensive (loss) income	(952)	25,349
Comprehensive income attributable to noncontrolling interest	37	28
Comprehensive (loss) income attributable to Agiliti, Inc. and Subsidiaries	$(989)	$25,321

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2022	$13	$953,046	$(14,274)	$7,343	$946,128	$197	$946,325
Net income	—	—	3,013	—	3,013	37	3,050
Other comprehensive (loss)	—	—	—	(4,002)	(4,002)	—	(4,002)
Share-based compensation expense	—	6,727	—	—	6,727	—	6,727
Stock options exercised	—	469	—	—	469	—	469
Shares forfeited for taxes	—	(5,314)	—	—	(5,314)	—	(5,314)
Cash distributions to noncontrolling interests	—	—	—	—	—	(57)	(57)
Balance as of March 31, 2023	$13	$954,928	$(11,261)	$3,341	$947,021	$177	$947,198

Balance as of December 31, 2021	$13	$938,888	$(44,486)	$1,537	$895,952	$120	$896,072
Net income	—	—	19,892	—	19,892	28	19,920
Other comprehensive income	—	—	—	5,429	5,429	—	5,429
Share-based compensation expense	—	4,425	—	—	4,425	—	4,425
Stock options exercised	—	978	—	—	978	—	978
Shares forfeited for taxes	—	(792)	—	—	(792)	—	(792)
Dividend forfeited, net of payable	—	18	—	—	18	—	18
Cash distributions to noncontrolling interests	—	—	—	—	—	(32)	(32)
Balance as of March 31, 2022	$13	$943,517	$(24,594)	$6,966	$925,902	$116	$926,018
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Consolidated net income	$3,050	$19,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,620	22,498
Amortization	23,473	23,358
Provision for credit losses (gains)	404	(27)
Provision for inventory obsolescence	789	325
Non-cash share-based compensation expense	6,889	4,637
Gain on sales and disposals of equipment	(751)	(593)
Deferred income taxes	(4,229)	4,398
Changes in operating assets and liabilities:
Accounts receivable	(15,497)	(6,212)
Inventories	(4,399)	(972)
Other operating assets	3,930	1,132
Accounts payable	7,935	5,351
Accrued and other operating liabilities	13,682	(6,691)
Net cash provided by operating activities	54,896	67,124
Cash flows from investing activities:
Medical equipment purchases	(12,128)	(10,005)
Property and office equipment purchases	(6,734)	(5,215)
Proceeds from disposition of property and equipment	1,033	644
Net cash used in investing activities	(17,829)	(14,576)
Cash flows from financing activities:
Proceeds under debt arrangements	87,000	—
Payments under debt arrangements	(82,849)	(71,474)
Payments of principal under finance lease liability	(2,297)	(2,223)
Payments under tax receivable agreement	(24,822)	—
Distributions to noncontrolling interests	(57)	(32)
Proceeds from exercise of stock options	469	978
Dividend and equity distribution payment	(321)	(906)
Shares forfeited for taxes	(5,314)	(792)
Payments of contingent consideration	—	(321)
Net cash used in financing activities	(28,191)	(74,770)
Net change in cash and cash equivalents	8,876	(22,222)
Cash and cash equivalents at the beginning of period	5,577	74,325
Cash and cash equivalents at the end of period	$14,453	$52,103

Supplemental cash flow information:
Interest paid	$14,622	$9,523
Income taxes paid	39	604
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
Basis of Presentation
The interim consolidated financial statements have been prepared by the Company without audit. Certain disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto in the Company’s Annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023 (“2022 Form 10-K Report”).
The interim consolidated financial statements presented herein as of March 31, 2023, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.
The Company is required to make estimates and assumptions about future events in preparing consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the amounts of assets, liabilities, revenue and expenses at the date of the unaudited consolidated financial statements. While the Company believes that the past estimates and assumptions have been materially accurate, its current estimates are subject to change if different assumptions are utilized to predict the outcome of future events. The Company evaluates its estimates and judgments on an ongoing basis and predicate those estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company makes adjustments to its assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited consolidated financial statements.
A description of the Company's significant accounting policies is included in the audited consolidated financial statements. There have been no material changes to these policies for the quarter ended March 31, 2023.
2.    Recent Accounting Pronouncements
Standards Adopted
In October 2021, the FASB issued ASU No. 2021-08 Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this ASU require that an entity ("Acquirer") recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied Topic 606 to determine what to record for the acquired revenue contracts. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2023. The adoption of this standard did not have a material impact on the unaudited consolidated financial statements.

Standards Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of ASC 848 ("ASU 2022-06"), which delayed the optional adoption of Reference Rate Reform from December 31, 2022 to December 31, 2024. The Company will continue to evaluate the phase out of LIBOR, but does not expect the adoption will have a material impact on the consolidated financial statements.
3.    Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expect to receive in exchange for those products or services. Many of the Company’s customers have multiple contracts and have revenue reported in multiple service lines. The Company’s contracts may include a base level of services provided for a stated period of time, optional services provided upon request, or products. Each of these products and services are generally capable of being distinct and are accounted for as separate performance obligations.
The price for each performance obligation is stated in the customer contract and is based upon a price that would be charged to a customer if the product or service were sold on a standalone basis (the list price). Any discount from the list price provided to a customer for a product or service is allocated among the performance obligations based upon their individual standalone selling prices.
Service revenue is typically recognized over time as the services are provided. When services are provided for a stated period of time, revenue is generally recognized ratably over the period services are provided. In certain circumstance, optional services may be provided on a time and materials basis. In these circumstances, revenue is recognized in an amount that corresponds to the actual time and expense incurred. Product revenue is recognized when the Company transfers control of a good, which occurs at a point in time.
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
In the following table, revenue is disaggregated by service solution:

	Three Months Ended March 31,
(in thousands)	2023	2022
Equipment Solutions	$120,866	$121,855
Clinical Engineering	113,475	102,799
Onsite Managed Services	65,563	69,790
Total revenue	$299,904	$294,444
The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 was $16.5 million and $17.3 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.
Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expenses. The amount of amortization included in cost of revenue was $0.3 million and $0.2 million for three months ended March 31, 2023 and 2022, respectively. The amount of amortization included in selling, general and administrative expense was $1.2 million and $0.9 million for three months ended March 31, 2023 and 2022, respectively.
There was no impairment loss in relation to the costs capitalized during three months ended March 31, 2023 and 2022.

4.    Acquisitions
On December 15, 2022, the Company completed the acquisition of certain assets of a surgical laser equipment solutions provider for total consideration of approximately $51.2 million funded by cash on hand and a draw on the line of credit. On December 1, 2022, the Company completed the acquisition of certain assets of a surgical equipment and repair services provider for total consideration of $9.7 million funded by cash on hand and common stock issuance. This acquisition resulted in $0.3 million of contingent consideration as of March 31, 2023 estimated utilizing a series of call options with strike prices at revenue thresholds defined in the acquisition purchase agreement. During the second quarter of 2022, the Company completed the acquisition of certain small surgical equipment repair companies. These acquisitions resulted in $2.6 million of contingent compensation as of March 31, 2023 estimated based on the historical trailing twelve months revenue of each acquisition fair valued on a quarterly basis.
All fiscal year 2022 acquisitions qualify as business combinations under ASC 805, Business Combinations, and are accounted for using the acquisition method. The results of operations of acquisitions are included in the accompanying consolidated financial statements from the acquisition date. Unaudited pro forma financial information has not been disclosed for the fiscal year 2022 acquisitions as they are not considered material to the Company's consolidated results of operations.
The following summarizes the final fair value of assets acquired and liabilities assumed within the consolidated balance sheet for the fiscal year 2022 transactions as of March 31, 2023:

(in thousands)
Accounts receivable	$372
Prepaid expenses	80
Inventories	3,503
Property and equipment	9,001
Goodwill	26,312
Operating lease right-of-use assets	215
Other non-current assets	6
Other intangibles	24,980
Accrued expenses	(455)
Operating lease liability	(209)
Total purchase price	$63,805
During three months ended March 31, 2023, adjustments affecting the fair values of assets acquired and liabilities assumed decreased inventories by $0.2 million and increased accrued expenses and goodwill by $0.1 million and $0.3 million, respectively. Purchase accounting is finalized for the fiscal year 2022 acquisitions.
The Company incurred $0.3 million of expense for legal and other related costs in connection with the 2022 acquisitions, which were expensed as incurred for the three months ended March 31, 2023. Transaction costs are included within selling, general, and administrative costs within the consolidated statement of operations.
5.    Fair Value Measurements
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value as of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,840	$—	$—	$2,840
Interest rate swap	—	3,870	—	3,870
Liabilities:
Contingent compensation	$—	$—	$2,632	$2,632
Contingent consideration	—	—	263	263
Obligation under tax receivable agreement	—	—	13,892	13,892
Deferred compensation liabilities	3,085	—	—	3,085

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,681	$—	$—	$2,681
Interest rate swap	—	9,212	—	9,212
Liabilities:
Contingent compensation	$—	$—	$1,898	$1,898
Contingent consideration	—	—	248	248
Obligation under tax receivable agreement	—	—	38,714	38,714
Deferred compensation liabilities	2,674	—	—	2,674
The deferred compensation assets are held in mutual funds. The fair value of the deferred compensation assets and liabilities is based on the quoted market prices for the mutual funds and thus represents a Level 1 fair value measurement.
During fiscal years 2022 and 2021, the Company completed the acquisition of several small surgical equipment repair companies and as a result, has accrued $2.6 million as of March 31, 2023 for future earn-out payments contingent upon the achievement of certain revenue results and the recipients' continued employment. No earn-out payments were made during the three months ended March 31, 2023.
The Company also accrued contingent consideration of $0.3 million as of March 31, 2023 as part of the acquisition of another small surgical repair company during the year ended December 31, 2022. The fair value of contingent consideration was determined utilizing a series of call options with strike prices at revenue thresholds defined in the acquisition purchase agreement.
In May 2020, the Company entered into an interest rate swap agreement to manage interest rate exposure. For additional information on the interest swap agreement, see Note 7, Long-Term Debt. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.
On January 4, 2019, the Company entered into a tax receivable agreement (“TRA”) with its former owners. Historically, the fair value of the liability was estimated using a Monte Carlo simulation model, peer company cost of capital, discount rates and projected financial information. As realization of the tax benefits associated with the federal, state, and local net operating losses has become more certain, the reliance on the Monte Carlo model has decreased in favor of a discounted cash flow analysis given that the fair value of the liability is expected to approximate the maximum obligation under the

TRA. The assumptions used in preparing the discounted cash flow analyses include estimates of interest rates and the timing and amount of incremental cash flows. Given that the information utilized in determining the obligation was not observable in the market, the measurement of the liability represents a Level 3 fair value measurement. The value of the obligation may decrease in-line with decreases in the Company's estimated taxable income. The Company did not make any remeasurement adjustments during three months ended March 31, 2023 and 2022. The Company made $24.8 million of payments under the TRA during the three months ended March 31, 2023 and no payments during the three months ended March 31, 2022.
A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance as of December 31, 2022	$40,860
Additions	749
Payments	(24,822)
Remeasurement adjustment (1)	—
Balance as of March 31, 2023	$16,787
____________________
(1)Remeasurement adjustments are recognized in selling, general and administrative expense in the consolidated statement of operations.
Fair Value of Other Financial Instruments
The fair value of the Company's outstanding First Lien Term Loan (as defined in Note 7, Long-Term Debt) as of March 31, 2023, and December 31, 2022, is based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,042,394	$1,050,320	$1,043,915	$1,030,072
____________________

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $7.4 million and $8.0 million and unamortized debt discount of $2.4 million and $2.6 million as of March 31, 2023 and December 31, 2022, respectively.

6.    Selected Financial Statement Information
Inventories
The Company's inventories as of March 31, 2023 and December 31, 2022 consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$13,842	$14,575
Work-in-process	633	692
Finished goods	59,101	54,865
Total inventories	$73,575	$70,132
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
The Company's property and equipment as of March 31, 2023 and December 31, 2022 consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Medical equipment	$417,035	$405,149
Less: Accumulated depreciation	(258,677)	(250,620)
Medical equipment, net	158,358	154,529
Leasehold improvements	53,401	52,046
Office equipment and vehicles	174,350	165,737
	227,751	217,783
Less: Accumulated depreciation	(107,219)	(98,354)
Property and office equipment, net	120,532	119,429
Total property and equipment, net	$278,890	$273,958
Depreciation expense recognized during the three months ended March 31, 2023 and 2022 was $19.6 million and $22.5 million, respectively.
There were no impairment charges on property and equipment during the three months ended March 31, 2023 and 2022.
Goodwill and Other Intangible Assets
Goodwill was recognized during the three months ended March 31, 2023 due to purchase price adjustments for companies acquired in 2022.
The Company's goodwill as of March 31, 2023 and December 31, 2022 consists of the following:

(in thousands)
Balance as of December 31, 2022	$1,239,106
Acquisitions	326
Balance as of March 31, 2023	$1,239,432
There were no impairment losses recorded on goodwill during the three months ended March 31, 2023 and 2022.
The Company's other intangible assets are amortized over their estimated economic lives of two to fifteen years. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain of its customer relationships, the Company uses the sum-of-the-years-digits amortization method to more appropriately allocate the cost to earnings in proportion to the estimated amount of economic benefit obtained.
The Company's other intangible assets as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023
(in thousands)	Cost	Accumulated Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$780,806	$(295,251)	$—	$485,555
Non-compete agreements	1,225	(157)	—	1,068
Trade names	7,806	(4,134)	—	3,672
Developed technology	2,300	(1,572)	—	728
Patents	20	$—	$—	$20
Total other intangible assets	$792,157	$(301,114)	$—	$491,043

	December 31, 2022
(in thousands)	Cost	Accumulated Amortization	Impairment	Net
Finite-life intangibles
Customer relationship	$780,806	$(275,522)	$—	$505,284
Non-compete agreements	6,225	(5,096)	—	1,129
Trade names	7,826	(3,311)	—	4,515
Developed technology	2,300	(1,208)	—	1,093
Total other intangible assets	$797,157	$(285,137)	$—	$512,020
Total amortization expense related to intangible assets was $21.0 million and $21.2 million for the three months ended March 31, 2023 and 2022, respectively. There were no impairment charges during the three months ended March 31, 2023 and 2022 with respect to other intangible assets.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2023 and the next five years is as follows:

(in thousands)
Remainder of 2023	$61,321
2024	71,598
2025	65,036
2026	58,465
2027	51,900
Thereafter	182,723
$491,043

Supplementary Cash Flow Information
Supplementary cash flow information is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$2,090	$1,037
Finance lease assets and liability additions	3,989	1,655
Operating lease right-of-use assets and operating lease liability additions	3,650	15,189
7.    Long-Term Debt
Long-term debt consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
First Lien Term Loan	$1,052,198	$1,054,549
Revolving Loan	35,000	28,500
Finance lease liability	25,540	23,892
	1,112,738	1,106,941
Less: unamortized deferred financing costs and debt discount	(11,338)	(11,896)
	1,101,400	1,095,045
Less: Current portion of long-term debt	(17,828)	(17,752)
Total long-term debt	$1,083,572	$1,077,293
First Lien Credit Facilities
The Company is party to a seven-year senior secured delayed draw term loan facility due January 2026 which, as amended, provides an aggregate principal amount of $1.285 billion in borrowing capacity (the “First Lien Term Loan”). The Company also has access to a senior secured revolving credit facility due January 2026 in an aggregate principal amount of $250.0 million (the “Revolving Credit Facility”).
Additional information regarding the Company's indebtedness arrangements can be found within the notes to the consolidated financial statements in the most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
The Company was in compliance with all financial debt covenants for all periods presented.
Interest Rate Swap
In May 2020, the Company entered into an interest rate swap agreement for a total notional amount of $500.0 million, which has the effect of converting a portion of the First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement was June 2020 and the expiration date is June 2023.
The interest rate swap agreement qualifies for cash flow hedge accounting under ASC 815, Derivatives and Hedging. Both at inception and on an on-going basis, the Company performs an effectiveness test. The fair value of the interest rate swap agreement as of March 31, 2023 was $3.9 million, all of which is included in other current assets on the consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge as of March 31, 2023. The Company has not recorded any amounts due to ineffectiveness for any periods presented.
As a result of the interest rate swap agreement, the Company expects the effective interest rate on $350.0 million and $150.0 million of the First Lien Term Loan to be 0.3396% and 0.3290%, respectively, plus the Applicable Margin through June 2023.

8.    Leases
The Company leases facilities under operating lease agreements, which include both monthly and longer-term arrangements. The Company's finance leases consist primarily of leased vehicles.
The lease assets and liabilities as of March 31, 2023 and December 31, 2022 are as follows:

(in thousands)		March 31, 2023	December 31, 2022
Lease Assets	Classification
Operating lease assets	Operating lease right-of-use assets	$78,289	$79,975
Finance lease assets	Property and equipment (1)	27,263	23,231
Total leased assets		$105,552	$103,206
Lease Liabilities
Current:
Operating	Current portion of operating lease liability	$24,403	$23,607
Finance	Current portion of long-term debt	8,431	8,354
Noncurrent:
Operating	Operating lease liability, less current portion	64,974	67,332
Finance	Long-term debt, less current portion	17,109	15,538
Total lease liabilities		$114,917	$114,831
____________________

(1)	Finance lease assets are recorded net of accumulated depreciation of $32.3 million and $29.6 million as of March 31, 2023 and December 31, 2022, respectively.
The lease cost for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$2,383	$2,145
Interest on lease liabilities	198	192
Operating lease cost	7,610	7,275
Short-term lease cost	92	245
Variable lease cost	1,728	1,506
Total lease cost	$12,011	$11,363

The maturity of lease liabilities as of March 31, 2023 was as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2023 remaining	$19,904	$7,016	$26,920
2024	23,996	5,142	29,138
2025	19,630	3,892	23,522
2026	14,747	2,943	17,690
2027	4,805	2,241	7,046
Thereafter	11,587	6,814	18,401
Total lease payments	$94,669	$28,048	$122,717
Less: Interest	5,292	2,508	7,800
Present value of lease liabilities	$89,377	$25,540	$114,917
The lease term and discount rate as of March 31, 2023 were as follows:

March 31, 2023
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	4.7
Finance leases	2.7
Weighted-average discount rate
Operating leases	2.6%
Finance leases	2.6%
Other information related to cash paid related to lease liabilities and lease assets obtained for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$198	$192
Operating cash flows for operating leases	6,501	6,352
Financing cash flows for finance leases	2,297	2,223

Lease asset obtained in exchange for new finance lease liabilities	3,989	1,655
Lease asset obtained in exchange for new operating lease liabilities	3,650	15,189
9.    Share-Based Compensation
As of March 31, 2023, the 2018 Omnibus Incentive Plan (“2018 Plan”) provides for the issuance of 24.6 million restricted stock units, performance restricted stock units, and nonqualified stock options to any of the Company’s executives, other key employees and certain non-employee directors, of which up to 16.7 million may be nonqualified stock options. The stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted had a ten-year contractual term and vest over three to four years. The restricted stock units vest over one to four years. The performance restricted stock units vest over three years upon achievement of established performance targets as defined in the respective award agreements. Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance were 14.4 million shares as of March 31, 2023.

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
Stock Options
The Company determines the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as an expense on a straight-line basis over the options’ expected vesting periods.
The assumptions in the table below were used to determine the Black-Scholes fair value of stock options granted for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	2023	2022
Risk-free interest rate	3.91%	1.76%
Expected volatility	39.71%	33.36%
Dividend yield	N/A	N/A
Expected option life (years)	6.00	6.00
Black-Scholes value of options	$6.64	$6.53
Restricted Stock Units and Performance Restricted Stock Units
Share-based compensation expense related to restricted stock units and performance restricted stock units is recorded based on the market value of the Company's common stock on the date of grant. The expense is recognized over the requisite service period within the statement of operations line item cash compensation paid to the same employees is recorded.
The amount of compensation expense recognized for performance restricted stock units is dependent upon an assessment of the likelihood of achieving the performance and market conditions and is subject to adjustment based on management’s assessment of the Company’s performance relative to the target number of shares performance criteria. No performance restricted stock units have been granted for the three months ended March 31, 2023.
The fair value of the market-based performance restricted stock units is estimated at the grant date using a Monte-Carlo simulation model which included the following assumptions for performance restricted stock units granted for three months ended March 31, 2022:

Three Months Ended March 31, 2022
Risk-free interest rate	1.65%
Expected dividend yield	N/A
Average expected volatility of the peer companies in the S&P Index	52.10%
Expected volatility of the Company (1)	52.50%
Expected term	2.83
____________________
(1) Expected volatility of the Company was calculated using a weighted-average of historical data available (0.85 years) and the remaining weight split equally among guideline public companies.
Employee Stock Purchase Program
The Company adopted an Employee Stock Purchase Plan (“ESPP”) in April 2021. A total of 3.3 million shares of its common stock are reserved for issuance under the ESPP as of March 31, 2023. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. The fair value of purchases is estimated based on actual employee contributions during the offering period. The Company recognizes share-based compensation expense for the discount received by participating employees. No shares were issued under the ESPP during three months ended March 31, 2023. The Company recognized $0.2 million of share-based compensation expense for the discount received by participating employees for both the three months ended March 31, 2023 and 2022.
10.    Commitments and Contingencies
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
11.    Employee Benefit Plans
Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.
The components of net periodic benefit (income) are as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest cost	$293	$211
Expected return on plan assets	(358)	(285)
Recognized net actuarial (gain)	(47)	—
Net periodic benefit (income)	$(112)	$(74)
The Company made no contributions to the pension plan during the three months ended March 31, 2023. The Company expects to make additional contributions of approximately $0.7 million for the remainder of 2023.
12.    Income Taxes
For the three months ended March 31, 2023 and 2022, the Company recorded income tax expense of $1.7 million and $6.9 million, respectively. The income tax expense for the three months ended March 31, 2023 and 2022 is primarily attributable to the tax-effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and windfall benefits received from exercised stock options.
13.    Concentration
On December 14, 2022, the Company received a modification to the Company’s current U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (“ASPR”) agreement that expires on February 27, 2023 incorporating Federal Acquisition Regulation (“FAR”) 52.217-8, which resulted in the government extending the term of this current agreement to August 27, 2023.
Additionally, on December 14, 2022, the Company entered into a new agreement with HHS/ASPR (the "Agreement") for preventive maintenance services (“PMS”), management and storage for ventilator and powered air purifying respirator (“PAPR”) systems. The Agreement’s performance period commences on August 28, 2023 and is anticipated to have a period of performance of four years and six months, consisting of a base period of twelve months, three one-year option periods and an additional six-month option period.
For the three months ended March 31, 2023 and 2022, approximately 11.1% and 11.6%, respectively, of total revenue related to various contracts with the HHS/ASPR.

14.    Earnings Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Three Months Ended March 31,
	2023	2022
Basic weighted average shares outstanding	133,850,124	131,148,108
Net effect of dilutive stock awards based upon the treasury stock method	5,443,538	8,278,226
Dilutive weighted average shares outstanding	139,293,662	139,426,334

Basic earnings per share	$0.02	$0.15
Diluted earnings per share	$0.02	$0.14

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share	521,829	9,203
15.    Subsequent Events
Revolving Credit Facility Amendment
On April 6, 2023, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the credit agreement, dated as of January 4, 2019 (as further amended, supplemented, amended and restated or otherwise modified from time to time, the “First Lien Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto.
Amendment No. 6, among other things (i) provides for a refinancing of the existing Revolving Credit Facility through a replacement of the existing $250.0 million Revolving Credit Facility with a $300.0 million revolving credit facility, (ii) extends the maturity of the Revolving Credit Facility to April 6, 2028; and (iii) updates the benchmark interest rate provisions to replace the LIBOR with a term rate based on the Secured Overnight Financing Rate (“Term SOFR”), for revolving loans extended in dollars, a term rate based on the Euro InterBank Offered Rate (“Adjusted EURIBOR”), for revolving loans extended in euros, and a daily rate (“Daily Simple RFR”) based on the Sterling Overnight Index Average (“SONIA”), for revolving loans extended in sterling, as the reference rates for purposes of calculating interest under the Revolving Credit Facility. Following the Amendment, the interest rate margin for borrowings under the Revolving Credit Facility will be set at Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.75%, with step downs to (A) Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.50% if the first lien leverage ratio (as calculated under the First Lien Credit Agreement) is less than or equal to 3.75:1.00 and (B) Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.25% if the first lien leverage ratio is less than or equal to 3.25:1.00.
Interest Rate Swap Agreement
On April 17, 2023, the Company entered into an interest rate swap agreement for a total notional amount of $500.0 million, which has the effect of converting a portion of its First Lien Term Loan to fixed interest rates. The effective date for the interest rate swap agreement is July 1, 2023 and the expiration date is July 1, 2025.
As a result of the interest rate swap agreement, the Company expects the effective interest rate on $500.0 million of the First Lien Term Loan to be 4.0685%, plus the Applicable Margin, through July 2025.
First Lien Term Loan Amendment
On May 1, 2023, the Company entered into the amended and restated credit agreement, dated as of May 1, 2023 (the “A&R First Lien Credit Agreement”), by and among Agiliti Health, Inc., as borrower (the “Borrower”), Agiliti Holdco, Inc., as holdings, the subsidiaries of the Borrower from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, which amends and restates the First Lien Credit Agreement.
The A&R First Lien Credit Agreement, among other things (i) provides for a refinancing of the existing term loan credit facility with a $1,075,000,000 term loan credit facility (the “Term Loan Credit Facility”), (ii) extends the maturity of the

Term Loan Credit Facility to May 1, 2030; and (iii) updates the benchmark interest rate provisions to replace LIBOR with a term rate based on the Term SOFR, for term loans extended in dollars. Following the A&R First Lien Credit Agreement, the interest rate margin for the term loan borrowings under the Term Loan Credit Facility will be set at Term SOFR plus 3.00%.
Except as described above, the A&R First Lien Credit Agreement does not give effect to other material changes to the terms of the First Lien Credit Agreement, including with respect to the representations and warranties, events of default and affirmative and negative covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes thereto in the Company’s Annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on March 7, 2023 (“2022 Form 10-K Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements as well as the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our 2022 Form 10-K Report.
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
In our more than 80 years of experience ensuring healthcare providers have high-quality, expertly maintained equipment to serve their patients, we have established a nationwide operating footprint that supports our offering. This at-scale, local market service and logistics infrastructure positions us to reach customers across the entire healthcare continuum—from individual facilities to the largest and most complex healthcare systems. Our ability to rapidly mobilize, track, repair and redeploy equipment during times of peak need or emergent events has made us a service provider of choice for city, state and the federal government in the management of emergency equipment stockpiles.
Our diverse customer base includes more than 10,000 national, regional and local acute care hospitals, health systems and integrated delivery networks and alternate site providers (such as surgery centers, specialty hospitals, home care providers, long-term acute care hospitals and skilled nursing facilities). We serve the federal government as well as a number of city and state governments providing management and maintenance of emergency equipment stockpiles, and we are an outsourced service provider to medical device manufacturers supporting critical device remediation and repair services. We deliver our solutions through our nationwide network of more than 150 service centers and Centers of Excellence, a majority of which are certified to International Organization for Standardization ("ISO") 13485:20016. At our facilities, we employ a team of more than 800 specialized biomed repair technicians, more than 5,000 field-based service operators who work onsite within customer facilities or in our local service centers, and over 200 field sales and account managers. Our fees are primarily paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare or Medicaid.
We deploy our solution offering across three primary service lines:
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing, and logistics of medical equipment at individual facilities and integrated delivery networks ("IDNs"), with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. The Company's more than 1,300 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. The Company assumes full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. Revenue attributable to such customers for the three months ended March 31, 2023 and 2022 represented 22% and 24% of our total revenue, respectively.

Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. The Company's supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With outsourced offerings, the Company assumes full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing the Company's proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. The Company leverages more than 800 technical resources from over 150 local market service centers and Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. The Company uses flex staffing for the supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement the outsourced services during peak workload. The Company contracts its Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers for the three months ended March 31, 2023 and 2022 represented 38% and 35% of our total revenue, respectively.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. The Company contracts for Equipment Solutions services directly with customers or through contractual arrangements with hospital systems and alternate site providers. The Company consistently achieves high customer satisfaction ratings, as evidenced by Agiliti's net promoter score ("NPS") of 47 for the year ended December 31, 2022, by delivering patient-ready equipment within contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. The Company is committed to providing the highest quality of equipment to customers, and the Company does so through the use of a comprehensive quality management system ("QMS"), which is based on the quality standards recognized worldwide for medical devices: 21 Code of Federal Regulations ("CFR") 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes. Revenue attributable to such customers for the three months ended March 31, 2023 and 2022 represented 40% and 41% of our total revenue, respectively.
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
RESULTS OF OPERATIONS
The following discussion addresses:
•our financial condition as of March 31, 2023; and
•the results of operations for the three-month periods ended March 31, 2023 and 2022.
This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in our 2022 Form 10-K Report.

The following table provides our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,				Change
(in thousands)	2023		2022		$	%
Consolidated Statement of Operations		% of Total Revenue		% of Total Revenue
Revenue	$299,904	100.0%	$294,444	100.0%	$5,460	1.9%
Cost of revenue	190,530	63.5	170,817	58.0	19,713	11.5
Gross margin	109,374	36.5	123,627	42.0	(14,253)	(11.5)
Selling, general and administrative expense	88,837	29.6	86,138	29.3	2,699	3.1
Operating income	20,537	6.9	37,489	12.7	(16,952)	(45.2)
Interest expense	15,831	5.3	10,664	3.6	5,167	48.5
Income before income taxes and noncontrolling interest	4,706	1.6	26,825	9.1	(22,119)	(82.5)
Income tax expense	1,656	0.6	6,905	2.3	(5,249)	(76.0)
Consolidated net income	$3,050	1.0%	$19,920	6.8%	$(16,870)	(84.7)%
Revenue
The following table presents revenue by service solution for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022	% of Total Revenue

Equipment Solutions	$120,866	$121,855	(0.8)%
Clinical Engineering	113,475	102,799	10.4
Onsite Managed Services	65,563	69,790	(6.1)
Total revenue	$299,904	$294,444	1.9%
Total revenue for the three months ended March 31, 2023 was $299.9 million, compared to $294.4 million for the three months ended March 31, 2022, an increase of $5.5 million or 1.9%. Equipment Solutions revenue decreased 0.8% primarily driven by lower utilization of our peak need rental medical equipment as compared to utilization due to the impact of COVID-19 in the prior year. The decrease was partially offset by growth in surgical services due to an acquisition in December 2022. Clinical Engineering revenue increased 10.4% primarily due to new customer growth and timing of certain time and materials work. Finally, Onsite Managed Services revenue decreased 6.1% as a result of the renewal of the government contract.

Cost of Revenue
Cost of revenue for the three months ended March 31, 2023 was $190.5 million compared to $170.8 million for the three months ended March 31, 2022, an increase of $19.7 million or 11.5%. On a percentage of revenue basis, cost of revenue increased from 58.0% of revenue in 2022 to 63.5% in 2023. The increase as a percentage of revenue driven by a lower mix of peak need rental placements post COVID-19 as well as the renewal of the government contract.
Gross Margin
Gross margin for the three months ended March 31, 2023 was $109.4 million, or 36.5% of revenue, compared to $123.6 million, or 42.0% of revenue, for the three months ended March 31, 2022, a decrease of $14.3 million or 11.5%. The decrease in gross margin as a percentage of revenue was primarily impacted by a lower mix of peak need rental placements as well as the renewal of the government contract.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $2.7 million, or 3.1%, to $88.8 million for the three months ended March 31, 2023, as compared to the same period of 2022. Selling, general and administrative expense as a percentage of revenue was 29.6% and 29.3% for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.7 million was primarily driven by the increase in non-cash share-based compensation and the result of the accelerated vesting of awards for the former Chief Executive Officer.
Interest Expense
Interest expense increased $5.2 million to $15.8 million for the three months ended March 31, 2023 as compared to the same period of 2022 primarily due to the increase in interest rates.
Income Taxes
Income taxes were an expense of $1.7 million and $6.9 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense for the three months ended March 31, 2023 and 2022 was primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and windfall benefits received from exercised stock options.
Consolidated Net Income
Consolidated net income decreased from $19.9 million to $3.1 million for the three months ended March 31, 2023 as compared to the same period of 2022. The decrease in net income was impacted primarily due to the lower gross margins and higher interest expense.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $72.0 million and $89.2 million for the three months ended March 31, 2023 and 2022, respectively. Adjusted EBITDA for the three months ended March 31, 2023 was lower than in 2022 primarily due to the lower gross margins.
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income attributable to Agiliti, Inc. and Subsidiaries	$3,013	$19,892
Interest expense	15,831	10,664
Income tax expense	1,656	6,905
Depreciation and amortization	42,106	44,831
EBITDA	62,606	82,292
Non-cash share-based compensation expense	6,889	4,637
Management and other expenses (1)	961	—
Transaction costs (2)	1,512	2,226
Adjusted EBITDA	$71,968	$89,155
(1) Management and other expenses represent non-recurring expenses.
(2) Transaction costs represent costs associated with potential and completed mergers and acquisitions.
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
Net cash provided by operating activities was $54.9 million and $67.1 million for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by operating activities decreased due to lower consolidated net income and timing of accounts receivable collections.
Net cash used in investing activities was $17.8 million and $14.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures in 2023.
Net cash used in financing activities was $28.2 million and $74.8 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in net cash used in financing activities was primarily due to proceeds from the revolving loan offset by payments made under the tax receivable agreement in 2023.
RECENT ACCOUNTING PRONOUNCEMENT
See Note 2, Recent Accounting Pronouncements, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2023, we did not have any unconsolidated SPEs.
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
Interest Rates
We use both fixed and variable rate debt as sources of financing. As of March 31, 2023, we had approximately $1,112.7 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $552.2 million was bearing interest at variable rates. Based on variable debt levels as of March 31, 2023, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense increasing by approximately $5.5 million. We estimate we will incur an additional $30.0 million of interest expense in 2023 primarily as a result of the expiration of our swap and high overall interest rates.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first three months of 2023 average price of unleaded gasoline, assuming gasoline usage levels for the three months ended March 31, 2023, would lead to an increase in fuel costs of approximately $0.2 million.
Pension
Our pension plan assets, which were approximately $21.0 million as of December 31, 2022, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets as of December 31, 2022 would lead to a decrease in the funded status of the plan of approximately $2.1 million.
Other Market Risk
As of March 31, 2023, we have no other material exposure to market risk.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of March 31, 2023.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.
Notwithstanding the existence of the material weaknesses described below, management performed additional analysis and other procedures to ensure that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented, in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
Previously Reported Material Weaknesses
As reported in Part II, Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting related to an insufficient amount of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems resulting in ineffectiveness of controls in the following areas: (1) identification of risks and related responses, (2) control activities related to the design and operation of process-level controls, and (3) information technology general controls (“ITGC”) across all financial reporting processes. Specifically, as it relates to ITGCs, the material weakness relates to ineffective user access provisioning, change management, and segregation of duties, within systems supporting the Company’s accounting and reporting processes. Many of the Company’s manual controls, dependent upon the information derived from these information technology systems, are also deemed ineffective. As a result, management could not rely on the information or implement effective controls to validate the completeness and accuracy of underlying data utilized in the operation of those manual controls.
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
Changes in Internal Controls Over Financial Reporting

Except for the steps taken as part of the remediation activities described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations , internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote. See the additional information in Note 10, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2022 Form 10-K Report under Part I, Item 1A for the quarter ended March 31, 2023.
Item 5. Other Information
On May 4, 2023, based on the functions, duties, and responsibilities that Derrick Johnson will perform for the Company, the Board designated Mr. Johnson as the Company’s principal operating officer and increased his annual base salary to $400,000.

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

10.1
Amendment No. 6, dated as of April 6, 2023, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc., as holdings, the subsidiaries of the Borrower from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto, including Exhibit C, which is a conformed copy of the First Lien Credit Agreement through Amendment No. 6 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 10, 2023).

10.2
Amended and Restated Credit Agreement, dated as of May 1, 2023, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc., as holdings, the subsidiaries of the borrower from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, including any schedules and exhibits attached thereto.(incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2023).

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
Date: May 9, 2023

Agiliti, Inc.

By	/s/ Thomas W. Boehning
Thomas W. Boehning
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)