Form 10-Q
period 2023-06-30
AGILITI, INC. \DE
filed 2023-08-08
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 001-40361
AGILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	11095 Viking Drive	83-1608463
(State or other jurisdiction of	Eden Prairie, Minnesota 55344	(I.R.S. Employer
incorporation or organization)	(Address of principal executive offices, including zip code)	Identification No.)
(952) 893-3200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	AGTI	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of August 1, 2023: 135,058,605

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements — Unaudited
Agiliti, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,213	$5,577
Accounts receivable, less allowance for credit losses of $4,304 as of June 30, 2023 and $4,182 as of December 31, 2022	220,269	207,753
Inventories	79,154	70,132
Prepaid expenses	15,420	23,458
Other current assets	4,760	9,393
Total current assets	328,816	316,313
Property and equipment, net	284,132	273,958
Goodwill	1,239,432	1,239,106
Operating lease right-of-use assets	80,717	79,975
Other intangibles, net	470,420	512,020
Other	23,991	22,735
Total assets	$2,427,508	$2,444,107
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$16,376	$17,752
Current portion of operating lease liability	25,397	23,607
Current portion of obligation under tax receivable agreement	10,052	34,694
Accounts payable	70,328	59,163
Accrued compensation	20,620	25,928
Accrued interest	7,814	5,039
Other current liabilities	30,105	31,198
Total current liabilities	180,692	197,381
Long-term debt, less current portion	1,081,246	1,077,293
Obligation under tax receivable agreement, pension and other long-term liabilities	10,135	9,161
Operating lease liability, less current portion	67,046	67,332
Deferred income taxes, net	133,976	146,615
Commitments and contingencies (Note 9)
Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 134,987,003 and 133,608,495 shares issued and outstanding as of June 30, 2023 and December 31, 2022	13	13
Additional paid-in capital	963,965	953,046
Accumulated deficit	(15,287)	(14,274)
Accumulated other comprehensive income	5,497	7,343
Total Agiliti, Inc. and Subsidiaries equity	954,188	946,128
Noncontrolling interest	225	197
Total equity	954,413	946,325
Total liabilities and equity	$2,427,508	$2,444,107
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$291,081	$273,984	$590,985	$568,428
Cost of revenue	191,677	175,819	382,207	346,636
Gross margin	99,404	98,165	208,778	221,792
Selling, general and administrative expense	81,230	82,121	170,067	168,259
Operating income	18,174	16,044	38,711	53,533
Loss on extinguishment / modification of debt	4,445	1,418	4,445	1,418
Interest expense	20,549	11,261	36,380	21,925
Income (loss) before income taxes and noncontrolling interest	(6,820)	3,365	(2,114)	30,190
Income tax (benefit) expense	(2,892)	(1,698)	(1,236)	5,207
Consolidated net income (loss)	(3,928)	5,063	(878)	24,983
Net income attributable to noncontrolling interest	98	65	135	93
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(4,026)	$4,998	$(1,013)	$24,890

Basic income (loss) per share	$(0.03)	$0.04	$(0.01)	$0.19
Diluted income (loss) per share	$(0.03)	$0.04	$(0.01)	$0.18

Weighted-average common shares outstanding:
Basic	134,661,933	132,556,645	134,258,271	131,856,267
Diluted	139,744,988	138,697,206	139,373,990	137,932,546

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income (loss)	$(3,928)	$5,063	$(878)	$24,983
Other comprehensive income (loss):
(Loss) on minimum pension liability, net of tax of $7, $0, $19, and $0	(22)	—	(57)	—
Gain (Loss) on cash flow hedge, net of tax of $(755), $(774), $620, and $(2,641)	2,178	2,255	(1,789)	7,684
Total other comprehensive income (loss)	2,156	2,255	(1,846)	7,684
Comprehensive income (loss)	(1,772)	7,318	(2,724)	32,667
Comprehensive income attributable to noncontrolling interest	98	65	135	93
Comprehensive income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(1,870)	$7,253	$(2,859)	$32,574
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of March 31, 2023	$13	$954,928	$(11,261)	$3,341	$947,021	$177	$947,198
Net income (loss)	—	—	(4,026)	—	(4,026)	98	(3,928)
Other comprehensive income	—	—	—	2,156	2,156	—	2,156
Proceeds from issuance of common stock	—	1,856	—	—	1,856	—	1,856
Acquisition consideration paid in equity	—	2,753	—	—	2,753	—	2,753
Share-based compensation expense	—	3,727	—	—	3,727	—	3,727
Stock options exercised	—	1,633	—	—	1,633	—	1,633
Shares forfeited for taxes	—	(932)	—	—	(932)	—	(932)
Cash distributions to noncontrolling interests	—	—	—	—	—	(50)	(50)
Balance as of June 30, 2023	$13	$963,965	$(15,287)	$5,497	$954,188	$225	$954,413

Balance as of March 31, 2022	$13	$943,517	$(24,594)	$6,966	$925,902	$116	$926,018
Net income	—	—	4,998	—	4,998	65	5,063
Other comprehensive income	—	—	—	2,255	2,255	—	2,255
Proceeds from the issuance of common stock	—	2,159	—	—	2,159	—	2,159
Share-based compensation expense	—	5,810	—	—	5,810	—	5,810
Stock options exercised	—	993	—	—	993	—	993
Shares forfeited for taxes	—	(13,575)	—	—	(13,575)	—	(13,575)
Dividend forfeited, net of payable	—	2	—	—	2	—	2
Cash distributions to noncontrolling interests	—	—	—	—	—	(15)	(15)
Balance as of June 30, 2022	$13	$938,906	$(19,596)	$9,221	$928,544	$166	$928,710
The accompanying notes are an integral part of the unaudited consolidated financial statements.

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2022	$13	$953,046	$(14,274)	$7,343	$946,128	$197	$946,325
Net income (loss)	—	—	(1,013)	—	(1,013)	135	(878)
Other comprehensive (loss)	—	—	—	(1,846)	(1,846)	—	(1,846)
Proceeds from issuance of common stock	—	1,856	—	—	1,856	—	1,856
Acquisition consideration paid in equity	—	2,753	—	—	2,753	—	2,753
Share-based compensation expense	—	10,454	—	—	10,454	—	10,454
Stock options exercised	—	2,102	—	—	2,102	—	2,102
Shares forfeited for taxes	—	(6,246)	—	—	(6,246)	—	(6,246)
Cash distributions to noncontrolling interests	—	—	—	—	—	(107)	(107)
Balance as of June 30, 2023	$13	$963,965	$(15,287)	$5,497	$954,188	$225	$954,413

Balance as of December 31, 2021	$13	$938,888	$(44,486)	$1,537	$895,952	$120	$896,072
Net income	—	—	24,890	—	24,890	93	24,983
Other comprehensive income	—	—	—	7,684	7,684	—	7,684
Proceeds from the issuance of common stock	—	2,159	—	—	2,159	—	2,159
Share-based compensation expense	—	10,235	—	—	10,235	—	10,235
Stock options exercised	—	1,971	—	—	1,971	—	1,971
Shares forfeited for taxes	—	(14,367)	—	—	(14,367)	—	(14,367)
Dividend forfeited, net of payable	—	20	—	—	20	—	20
Cash distributions to noncontrolling interests	—	—	—	—	—	(47)	(47)
Balance as of June 30, 2022	$13	$938,906	$(19,596)	$9,221	$928,544	$166	$928,710
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income (loss)	$(878)	$24,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,158	46,412
Amortization	46,858	47,119
Loss on extinguishment / modification of debt	4,445	1,418
Provision for credit losses	341	279
Provision for inventory obsolescence	1,129	568
Non-cash share-based compensation expense	10,474	10,206
Gain on sales and disposals of equipment	(1,177)	(256)
Deferred income taxes	(12,000)	(2,567)
Changes in operating assets and liabilities:
Accounts receivable	(12,113)	(8,833)
Inventories	(10,319)	(4,398)
Other operating assets	4,345	(579)
Accounts payable	10,606	8,702
Accrued and other operating liabilities	1,550	(21,916)
Net cash provided by operating activities	82,419	101,138
Cash flows from investing activities:
Medical equipment purchases	(25,512)	(22,823)
Property and office equipment purchases	(15,704)	(12,776)
Proceeds from disposition of property and equipment	2,115	1,763
Acquisitions, net of cash acquired	—	(3,125)
Net cash used in investing activities	(39,101)	(36,961)
Cash flows from financing activities:
Proceeds under debt arrangements	1,208,937	20,000
Payments under debt arrangements	(1,205,049)	(123,824)
Payments of principal under finance lease liability	(4,687)	(4,484)
Payments of deferred financing costs	(9,489)	—
Payments under tax receivable agreement	(24,822)	—
Distributions to noncontrolling interests	(107)	(47)
Proceeds from exercise of stock options	2,102	1,971
Dividend and equity distribution payment	(321)	(906)
Shares forfeited for taxes	(6,246)	(14,367)
Payments of contingent consideration	—	(321)
Net cash used in financing activities	(39,682)	(121,978)
Net change in cash and cash equivalents	3,636	(57,801)
Cash and cash equivalents at the beginning of period	5,577	74,325
Cash and cash equivalents at the end of period	$9,213	$16,524

Supplemental cash flow information:
Interest paid	$30,345	$19,164
Income taxes paid	9,490	11,625
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
The interim consolidated financial statements presented herein as of June 30, 2023, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.
The Company is required to make estimates and assumptions about future events in preparing consolidated financial statements in conformity with GAAP. These estimates and assumptions affect the amounts of assets, liabilities, revenue and expenses at the date of the unaudited consolidated financial statements. While the Company believes that the past estimates and assumptions have been materially accurate, its current estimates are subject to change if different assumptions are utilized to predict the outcome of future events. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company makes adjustments to its assumptions and judgments when facts and circumstances dictate. Since future events and their effects cannot be determined with absolute certainty, actual results may differ from the estimates used in preparing the accompanying unaudited consolidated financial statements.
A description of the Company's significant accounting policies is included in the audited consolidated financial statements. There have been no material changes to these policies for the quarter ended June 30, 2023.
2.    Recent Accounting Pronouncements
Standards Adopted
In October 2021, the FASB issued ASU No. 2021-08 Business Combinations (ASC 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this ASU require that an entity ("acquirer") recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company has adopted this standard as of January 1, 2023. The adoption of this standard did not have a material impact on the unaudited consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (ASC 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of ASC 848 ("ASU 2022-06"), which delayed the optional adoption of Reference Rate Reform from December 31, 2022 to December 31, 2024. The Company adopted these standards on May 1, 2023. The adoption did not have a material impact on the consolidated financial statements. Refer to Note 7, Long-Term Debt for details surrounding the adoption of ASU 2020-04 and ASU 2022-06.
3.    Revenue Recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Many of the Company’s customers have multiple contracts and have revenue reported in multiple service lines. The Company’s contracts may include a base level of services provided for a stated period of time, optional services provided upon request, or products. Each of these products and services are generally capable of being distinct and are accounted for as separate performance obligations.
The price for each performance obligation is stated in the customer contract and is based upon a price that would be charged to a customer if the product or service were sold on a standalone basis (the list price). Any discount from the list price provided to a customer for a product or service is allocated among the performance obligations based upon their individual standalone selling prices.
Service revenue is typically recognized over time as the services are provided. When services are provided for a stated period of time, revenue is generally recognized ratably over the period services are provided. In certain circumstances, optional services may be provided on a time and materials basis. In these circumstances, revenue is recognized in an amount that corresponds to the actual time and expense incurred. Product revenue is recognized when the Company transfers control of a good, which occurs at a point in time.
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
In the following table, revenue is disaggregated by service solution:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Equipment Solutions	$114,010	$106,852	$234,876	$228,707
Clinical Engineering	112,025	104,412	225,500	207,211
Onsite Managed Services	65,046	62,720	130,609	132,510
Total revenue	$291,081	$273,984	$590,985	$568,428
The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 was $15.9 and $17.3 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.
Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expense. Total amortization expense included in cost of revenue was $0.3 million for both the three months ended June 30, 2023 and 2022, and $0.7 and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Total amortization expense included in selling, general, and administrative expense was $1.2 and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.4 and $2.0 million for the six months ended June 30, 2023 and 2022, respectively.

There was no impairment loss in relation to the costs capitalized during the three and six months ended June 30, 2023 and 2022.
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
Purchase accounting was finalized for the fiscal year 2022 acquisitions as of March 31, 2023.
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
Prior to the finalization of purchase accounting, 2023 adjustments affecting the fair values of assets acquired and liabilities assumed decreased inventories by $0.2 million and increased accrued expenses and goodwill by $0.1 and $0.3 million, respectively.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value as of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$3,306	$—	$—	$3,306
Interest rate swap	—	6,802	—	6,802
Liabilities:
Contingent consideration	$—	$—	$188	$188
Obligation under tax receivable agreement	—	—	14,072	14,072
Deferred compensation liabilities	3,306	—	—	3,306

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,681	$—	$—	$2,681
Interest rate swap	—	9,212	—	9,212
Liabilities:
Contingent compensation	$—	$—	$1,898	$1,898
Contingent consideration	—	—	248	248
Obligation under tax receivable agreement	—	—	38,714	38,714
Deferred compensation liabilities	2,674	—	—	2,674
The deferred compensation assets are held in mutual funds. The fair value of the deferred compensation assets and liabilities is based on the quoted market prices for the mutual funds and thus represents a Level 1 fair value measurement.
On April 17, 2023, the Company entered into an interest rate swap agreement to manage interest rate exposure. For additional information on the interest swap agreement, see Note 7, Long-Term Debt. The carrying value of interest rate swap contract is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.
The Company paid $2.8 million of equity awards for earn-out payments during the three and six months ended June 30, 2023 related to the acquisition of several small surgical equipment repair companies in 2022.
The Company also accrued contingent consideration of $0.2 million as of June 30, 2023 as part of the acquisition of another small surgical repair company during the year ended December 31, 2022. The fair value of contingent consideration was determined utilizing a series of call options with strike prices at revenue thresholds defined in the acquisition purchase agreement.
On January 4, 2019, the Company entered into a tax receivable agreement (“TRA”) with its former owners. The fair value of the liability was estimated using a discounted cash flow analysis given that the fair value of the liability is expected to approximate the maximum obligation under the TRA. The assumptions used in preparing the discounted cash flow analyses include estimates of interest rates and the timing and amount of incremental cash flows. Given that the information utilized in determining the obligation was not observable in the market, the measurement of the liability represents a Level 3 fair value measurement. The Company did not make any remeasurement adjustments during the three and six months ended June 30, 2023 and 2022. The Company made $24.8 million of payments under the TRA during the six months ended June 30, 2023 and no payments during the three months ended June 30, 2022 and 2023 and six months ended June 30, 2022.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance as of December 31, 2022	$40,860
Additions (1)	975
Payments	(27,575)
Balance as of June 30, 2023	$14,260
____________________
(1)Additions consist of interest on the TRA, the accrual for contingent consideration, and the change in contingent compensation fair value.
Fair Value of Other Financial Instruments
The fair value of the Company's outstanding First Lien Term Loan (as defined in Note 7, Long-Term Debt) as of June 30, 2023 and December 31, 2022, is based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	June 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,056,588	$1,072,313	$1,043,915	$1,030,072
____________________

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $8.3 and $8.0 million and unamortized debt discount of $10.1 and $2.6 million as of June 30, 2023 and December 31, 2022, respectively.

6.    Selected Financial Statement Information
Inventories
The Company's inventories consist of the following:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$14,978	$14,575
Work-in-process	486	692
Finished goods	63,690	54,865
Total inventories	$79,154	$70,132
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
The Company's property and equipment consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Medical equipment	$428,038	$405,149
Less: Accumulated depreciation	(266,765)	(250,620)
Medical equipment, net	161,273	154,529
Leasehold improvements	56,120	52,046
Office equipment and vehicles	182,920	165,737
	239,040	217,783
Less: Accumulated depreciation	(116,181)	(98,354)
Property and office equipment, net	122,859	119,429
Total property and equipment, net	$284,132	$273,958
Depreciation expense recognized during the three months ended June 30, 2023 and 2022 was $19.5 and $23.9 million, respectively, and $39.2 and $46.4 million during the six months ended June 30, 2023 and 2022, respectively.
There were no impairment charges on property and equipment during the three and six months ended June 30, 2023 and 2022.
Goodwill and Other Intangible Assets
Goodwill was recognized during the six months ended June 30, 2023 due to purchase price adjustments for companies acquired in 2022.
The Company's goodwill consists of the following:

(in thousands)
Balance as of December 31, 2022	$1,239,106
Acquisitions	326
Balance as of June 30, 2023	$1,239,432
There were no impairment losses recorded on goodwill during the three and six months ended June 30, 2023 and 2022.
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

The Company's other intangible assets consist of the following:

	June 30, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$780,806	$(314,625)	$466,181
Non-compete agreements	1,225	(218)	1,007
Trade names	7,806	(4,957)	2,849
Developed technology	2,300	(1,936)	364
Patents	20	(1)	19
Total other intangible assets	$792,157	$(321,737)	$470,420

	December 31, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$780,806	$(275,522)	$505,284
Non-compete agreements	6,225	(5,096)	1,129
Trade names	7,826	(3,311)	4,515
Developed technology	2,300	(1,208)	1,093
Total other intangible assets	$797,157	$(285,137)	$512,020
Total amortization expense related to intangible assets was $20.6 and $21.5 million for the three months ended June 30, 2023 and 2022, respectively, and $41.6 and $42.7 million for the six months ended June 30, 2023 and 2022, respectively. There were no impairment charges during the three and six months ended June 30, 2023 and 2022 with respect to other intangible assets.
The estimated future amortization expense for other intangible assets during the remainder of 2023 and the next five years is as follows:

(in thousands)
Remainder of 2023	$40,698
2024	71,598
2025	65,036
2026	58,464
2027	51,900
Thereafter	182,724
$470,420
Supplementary Cash Flow Information
Supplementary cash flow information is as follows:

	Six Months Ended June 30,
(in thousands)	2023	2022
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$2,715	$4,976
Finance lease assets and liability additions	6,289	3,236
Operating lease right-of-use assets and operating lease liability additions	11,440	16,472

7.    Long-Term Debt
Long-term debt consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
First Lien Term Loan	$1,075,000	$1,054,549
Revolving Loan	20,000	28,500
Finance lease liability	25,476	23,892
	1,120,476	1,106,941
Less: Unamortized deferred financing costs and debt discount	(22,854)	(11,896)
	1,097,622	1,095,045
Less: Current portion of long-term debt	(16,376)	(17,752)
Total long-term debt	$1,081,246	$1,077,293
Revolving Credit Facility Amendment
On April 6, 2023, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the credit agreement, dated as of January 4, 2019 (as further amended, supplemented, amended and restated or otherwise modified from time to time, the “First Lien Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders.
Amendment No. 6, among other things (i) provides for a refinancing of the existing Revolving Credit Facility through a replacement of the existing $250 million Revolving Credit Facility with a $300 million revolving credit facility; (ii) extends the maturity of the Revolving Credit Facility to April 6, 2028; and (iii) updates the benchmark interest rate provisions to replace the LIBOR with a term rate based on the Secured Overnight Financing Rate (“Term SOFR”), for revolving loans extended in dollars, a term rate based on the Euro InterBank Offered Rate (“Adjusted EURIBOR”), for revolving loans extended in euros, and a daily rate (“Daily Simple RFR”) based on the Sterling Overnight Index Average (“SONIA”), for revolving loans extended in sterling, as the reference rates for purposes of calculating interest under the Revolving Credit Facility.
Following Amendment No. 6, the interest rate margin for borrowings under the Revolving Credit Facility are set at Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.75%, with step downs to (A) Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.50% if the first lien leverage ratio (as calculated under the First Lien Credit Agreement) is less than or equal to 3.75:1.00 and (B) Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.25% if the first lien leverage ratio is less than or equal to 3.25:1.00.
In connection with the Company's entry into Amendment No. 6, $3.7 million in lender and third-party fees were capitalized during the three and six months ended June 30, 2023.
A&R First Lien Term Loan Agreement
On May 1, 2023, the Company entered into an amended and restated credit agreement, dated as of May 1, 2023 (the “A&R First Lien Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time to time party thereto, which amends and restates the First Lien Credit Agreement.
The A&R First Lien Credit Agreement among other things (i) provides for a refinancing of the existing term loan credit facility with a $1.075 billion term loan credit facility (the “Term Loan Credit Facility”); (ii) extends the maturity of the Term Loan Credit Facility to May 1, 2030; and (iii) updates the benchmark interest rate provisions to replace LIBOR with a term rate based on the Term SOFR, for term loans extended in dollars. Following the A&R First Lien Credit Agreement, the interest rate margin for the term loan borrowings under the Term Loan Credit Facility will be set at Term SOFR plus 3.00%.
The Term Loan Credit Facility amortizes in equal quarterly installments, commencing on December 31, 2023, in an aggregate annual amount equal to 0.25% of the original principal amount of such term loan, with the balance due and payable at maturity unless prepaid prior thereto.

Except as described above, the A&R First Lien Credit Agreement does not give effect to other material changes to the terms of the First Lien Credit Agreement, including with respect to the representations and warranties, events of default and affirmative and negative covenants.
In connection with the Company's entry into the A&R First Lien Credit Agreement, $3.1 and $2.7 million in lender and third-party fees were capitalized and expensed, respectively, and $1.7 million of unamortized costs were written off to loss on extinguishment / modification of debt during the three and six months ended June 30, 2023.
The Company was in compliance with all financial debt covenants for all periods presented.
Interest Rate Swap Agreement
On April 17, 2023, the Company entered into an interest rate swap agreement for a total notional amount of $500.0 million, which has the effect of converting a portion of its Term Loan Credit Facility to fixed interest rates. The effective date for the interest rate swap agreement is July 1, 2023 and the expiration date is July 1, 2025. As a result of the interest rate swap agreement, the Company expects the effective interest rate on $500.0 million of the Term Loan Credit Facility to be 4.0685%, plus the Applicable Margin, through July 2025.
The interest rate swap agreement qualifies for cash flow hedge accounting under ASC 815, Derivatives and Hedging. Both at inception and on an on-going basis, the Company performs an effectiveness test. The fair value of the interest rate swap agreement as of June 30, 2023 was $6.8 million, of which $4.7 million is included in other current assets and $2.1 million is included in other long-term assets on the consolidated balance sheets. The change in fair value was recorded as a component of accumulated other comprehensive income on the consolidated balance sheets, net of tax, since the instrument was determined to be an effective hedge as of June 30, 2023. The Company has not recorded any amounts due to ineffectiveness for any periods presented.
8.    Share-Based Compensation
2018 Omnibus Incentive Plan
The 2018 Omnibus Incentive Plan (“2018 Plan”) provides for the issuance of restricted stock units, performance restricted stock units, and nonqualified stock options to any of the Company’s executives, other key employees and certain non-employee directors.
During the three and six months ended June 30, 2023, the Company granted 304,960 shares of market-based performance restricted stock units. The awards cliff-vest after 3 years and vesting is dependent on meeting certain Adjusted EBITDA targets and total shareholder return against an index of peer companies.
The fair value of the market-based performance restricted stock units is estimated at the grant date using a Monte-Carlo simulation model which included the following assumptions:

Three Months Ended June 30, 2023
Risk-free interest rate	4.19%
Dividend yield	N/A
Historical volatility of the Company	51.19%
Expected term (years)	2.57
During the six months ended June 30, 2023, the Company granted 652,394 shares of nonqualified stock options. No shares of nonqualified stock options were granted during the three months ended June 30, 2023. The Company determines the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as an expense on a straight-line basis over the options’ expected vesting periods.
The assumptions in the table below were used to determine the Black-Scholes fair value of stock options:

Six Months Ended June 30, 2023
Risk-free interest rate	3.91%
Expected volatility	39.71%
Dividend yield	N/A
Expected option life (years)	6.00
Black-Scholes value of options	$6.64
As of June 30, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock units and performance restricted stock units was $20.5 million, which is expected to be recognized over a weighted average period of 2.1 years. As of June 30, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's nonqualified stock options was $5.3 million, which is expected to be recognized over a weighted average period of 2.3 years.
Employee Stock Purchase Program
The Company adopted an Employee Stock Purchase Plan (“ESPP”) in April 2021. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering periods ending on April 30 and October 31 each year. 130,601 shares were issued under the ESPP during the three and six months ended June 30, 2023.
The following table summarizes stock-based compensation expense for the 2018 Plan and ESPP:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cost of sales	$785	$—	$1,550	$—
Selling, general, and administrative expense	2,799	5,569	8,924	10,206
Total stock-based compensation expense	$3,585	$5,569	$10,474	$10,206
9.    Commitments and Contingencies
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
10.    Employee Benefit Plans
Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.
The components of net periodic (income) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$297	$213	$591	$424
Expected return on plan assets	(358)	(284)	(717)	(569)
Recognized net actuarial (gain)	(29)	—	(76)	—
Net periodic (income)	$(90)	$(71)	$(202)	$(145)

The Company made $0.2 million of contributions to the pension plan during the three and six months ended June 30, 2023. The Company does not expect to make additional contributions to the pension plan for the remainder of 2023.
11.    Income Taxes
The Company recorded an income tax benefit of $2.9 and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, an income tax benefit of $1.2 million and an income tax expense of $5.2 million for the six months ended June 30, 2023 and 2022, respectively. The income tax benefit for the three months ended June 30, 2023 was primarily due to the tax-effect of pre-tax loss from operations, benefits received from exercised stock options and vested stock compensation offset by addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax benefit for the three months ended June 30, 2022 was primarily due to benefits received from exercised stock options and vested stock compensation. The income tax benefit for the six months ended June 30, 2023 was primarily due to the tax-effect of pre-tax loss from operations, benefits received from stock options and vested stock compensation offset by addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax expense for the six months ended June 30, 2022 was primarily due to the tax-effect of pre-tax income from operations, offset by benefits received from stock options and vested stock compensation net of addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m), partially offset by a benefit from stock options and stock compensation.
12.    Concentration
On December 14, 2022, the Company received a modification to the Company’s current agreement with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (“ASPR”) was due to expire on February 27, 2023 incorporating Federal Acquisition Regulation (“FAR”) 52.217-8, which resulted in the government extending the term of this current agreement to August 27, 2023.
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
Revenue related to various contracts with HHS/ASPR represented 10.0% and 10.2% of total revenue for the three months ended June 30, 2023 and 2022, respectively, and 10.5% and 10.9% of total revenue for the six months ended June 30, 2023 and 2022, respectively.
13.    Earnings (Loss) Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	134,661,933	132,556,645	134,258,271	131,856,267
Net effect of dilutive stock awards based upon the treasury stock method	5,083,055	6,140,561	5,115,719	6,076,279
Dilutive weighted average shares outstanding	139,744,988	138,697,206	139,373,990	137,932,546

Basic (loss) earnings per share	$(0.03)	$0.04	$(0.01)	$0.19
Diluted (loss) earnings per share	$(0.03)	$0.04	$(0.01)	$0.18

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share	512,435	7,520	512,435	9,203

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
We deploy our solution offering across three primary service lines:
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing, and logistics of medical equipment at individual facilities and integrated delivery networks ("IDNs"), with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. The Company's more than 1,300 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. The Company assumes full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. Revenue attributable to such customers represented 22.3% and 22.9% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and 22.1% and 23.3% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.
Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. The Company's supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With outsourced offerings, the Company assumes full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing the Company's proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. The Company leverages more than 800 technical resources from over 150 local market service centers and Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. The Company uses flex staffing for the supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement the outsourced services during peak workload. The Company contracts its Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers represented 38.5% and 38.1% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and 38.2% and 36.5% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. The Company contracts for Equipment Solutions services directly with customers or through contractual arrangements with hospital systems and alternate site providers. The Company consistently achieves high customer satisfaction ratings, as evidenced by Agiliti's net promoter score ("NPS") of 47 for the year ended December 31, 2022, by delivering patient-ready equipment within contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. The Company is committed to providing the highest quality of equipment to customers, and the Company does so through the use of a comprehensive quality management system ("QMS"), which is based on the quality standards recognized worldwide for medical devices: 21 Code of Federal Regulations ("CFR") 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes. Revenue attributable to such customers represented 39.2% and 39.0% of our total revenue for the three months ended June 30, 2023 and 2022, respectively, and 39.7% and 40.2% of our total revenue for the six months ended June 30, 2023 and 2022, respectively.
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
RESULTS OF OPERATIONS
The following discussion addresses:
•our financial condition as of June 30, 2023; and
•the results of operations for the three and six-month periods ended June 30, 2023 and 2022.
This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in our 2022 Form 10-K Report.

The following tables provide our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,				Change
(in thousands)	2023		2022		$	%
Consolidated Statement of Operations		% of Total Revenue		% of Total Revenue
Revenue	$291,081	100.0%	$273,984	100.0%	$17,097	6.2%
Cost of revenue	191,677	65.9	175,819	64.2	15,858	9.0
Gross margin	99,404	34.1	98,165	35.8	1,239	1.3
Selling, general and administrative expense	81,230	27.9	82,121	30.0	(891)	(1.1)
Operating income	18,174	6.2	16,044	5.8	2,130	13.3
Loss on extinguishment / modification of debt	4,445	1.5	1,418	0.5	3,027	213.5
Interest expense	20,549	7.1	11,261	4.1	9,288	82.5
Income (loss) before income taxes and noncontrolling interest	(6,820)	(2.4)	3,365	1.2	(10,185)	N/A
Income tax (benefit)	(2,892)	(1.0)	(1,698)	(0.6)	(1,194)	(70.3)
Consolidated net income (loss)	$(3,928)	(1.4)	$5,063	1.8	$(8,991)	N/A

	Six Months Ended June 30,				Change
(in thousands)	2023		2022		$	%
Consolidated Statement of Operations		% of Total Revenue		% of Total Revenue
Revenue	$590,985	100.0%	$568,428	100.0%	$22,557	4.0%
Cost of revenue	382,207	64.7	346,636	61.0	35,571	10.3
Gross margin	208,778	35.3	221,792	39.0	(13,014)	(5.9)
Selling, general and administrative expense	170,067	28.8	168,259	29.6	1,808	1.1
Operating income	38,711	6.5	53,533	9.4	(14,822)	(27.7)
Loss on extinguishment / modification of debt	4,445	0.8	1,418	0.2	3,027	213.5
Interest expense	36,380	6.2	21,925	3.9	14,455	65.9
Income (loss) before income taxes and noncontrolling interest	(2,114)	(0.5)	30,190	5.3	(32,304)	N/A
Income tax (benefit) expense	(1,236)	(0.2)	5,207	0.9	(6,443)	N/A
Consolidated net income (loss)	$(878)	(0.3)	$24,983	4.4	$(25,861)	N/A

Consolidated Results of Operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Revenue
The following table presents revenue by service solution for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change
(in thousands)	2023	2022	%
Equipment Solutions	$114,010	$106,852	6.7%
Clinical Engineering	112,025	104,412	7.3
Onsite Managed Services	65,046	62,720	3.7
Total revenue	$291,081	$273,984	6.2
Total revenue for the three months ended June 30, 2023 was $291.1 million, compared to $274.0 million for the three months ended June 30, 2022, an increase of $17.1 million or 6.2%. Equipment Solutions revenue increased 6.7% primarily driven by new business growth and a prior year acquisition, partially offset by lower utilization of our peak need rental medical equipment. Clinical Engineering revenue increased 7.3% primarily due to new customer growth. Finally, Onsite Managed Services revenue increased 3.7% due to new customer growth.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2023 was $191.7 million compared to $175.8 million for the three months ended June 30, 2022, an increase of $15.9 million or 9.0%. On a percentage of revenue basis, cost of revenue increased from 64.2% of revenue in 2022 to 65.9% in 2023. The increase as a percentage of revenue was driven by a lower mix of peak need rental placements as well as the renewal pricing and scope of the government contract.
Gross Margin
Gross margin for the three months ended June 30, 2023 was $99.4 million, or 34.1% of revenue, compared to $98.2 million, or 35.8% of revenue, for the three months ended June 30, 2022, an increase of $1.2 million or 1.3%. The decrease in gross margin as a percentage of revenue was primarily impacted by a lower mix of peak need rental placements as well as the renewal pricing and scope of the government contract.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $0.9 million, or 1.1%, to $81.2 million for the three months ended June 30, 2023, as compared to the same period of 2022. Selling, general and administrative expense as a percentage of revenue was 27.9% and 30.0% for the three months ended June 30, 2023 and 2022, respectively. The decrease of $0.9 million was primarily due to implementation of expense controls.
Loss on Extinguishment / Modification of Debt
Loss on extinguishment / modification of debt for the three months ended June 30, 2023 was $4.4 million, compared to $1.4 million for the three months ended June 30, 2022, an increase of $3.0 million. Loss on extinguishment / modification of debt for the three months ended June 30, 2023 consisted of the write-off of unamortized costs and new costs incurred relating to the refinancing of the Company's First Lien Term Loan and Revolving Credit Facility. The loss in 2022 was the result of the write-off of unamortized debt discount related to the partial prepayment of our First Lien Term Loan.
Interest Expense
Interest expense increased $9.3 million to $20.5 million for the three months ended June 30, 2023 as compared to the same period of 2022 primarily due to the increase in interest rates and expiration of our swap agreement.
Income Taxes
Income taxes were a benefit of $2.9 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively. The income tax benefit for the three months ended June 30, 2023 was primarily due to the tax-effect of pre-

tax loss from operations, benefits received from exercised stock options and vested stock compensation plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax benefit for the three months ended June 30, 2022 was primarily due to benefits received from exercised stock options and vested stock compensation.
Consolidated Net Income (Loss)
Consolidated net income decreased from $5.1 million to a loss of $3.9 million for the three months ended June 30, 2023 as compared to the same period of 2022. The decrease in net income was impacted primarily due to higher interest expense and the loss on extinguishment / modification of debt.
Consolidated Results of Operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Revenue
The following table presents revenue by service solution for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change
(in thousands)	2023	2022	%
Equipment Solutions	$234,876	$228,707	2.7%
Clinical Engineering	225,500	207,211	8.8
Onsite Managed Services	130,609	132,510	(1.4)
Total revenue	$590,985	$568,428	4.0
Total revenue for the six months ended June 30, 2023 was $591.0 million, compared to $568.4 million for the six months ended June 30, 2022, an increase of $22.6 million or 4.0%. Equipment Solutions revenue increased 2.7% primarily driven by new business growth and a prior year acquisition, partially offset by lower utilization of our peak need rental medical equipment as compared to utilization due to the impact of COVID-19 in the prior year. Clinical Engineering revenue increased 8.8% primarily due to new customer growth and timing of certain time and materials work. Onsite Managed Services revenue decreased 1.4% as a result of the renewal pricing and scope of the government contract.
Cost of Revenue
Cost of revenue for the six months ended June 30, 2023 was $382.2 million compared to $346.6 million for the six months ended June 30, 2022, an increase of $35.6 million or 10.3%. On a percentage of revenue basis, cost of revenue increased from 61.0% of revenue in 2022 to 64.7% in 2023. The increase as a percentage of revenue was driven by a lower mix of peak need rental placements post COVID-19 as well as the renewal pricing and scope of the government contract.
Gross Margin
Gross margin for the six months ended June 30, 2023 was $208.8 million, or 35.3% of revenue, compared to $221.8 million, or 39.0% of revenue, for the six months ended June 30, 2022, a decrease of $13.0 million or 5.9%. The decrease in gross margin as a percentage of revenue was primarily impacted by a lower mix of peak need rental placements as well as the renewal pricing and scope of the government contract.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $1.8 million, or 1.1%, to $170.1 million for the six months ended June 30, 2023, as compared to the same period of 2022. Selling, general and administrative expense as a percentage of revenue was 28.8% and 29.6% for the six months ended June 30, 2023 and 2022, respectively. The increase of $1.8 million was primarily driven by an increase in labor costs.
Loss on Extinguishment / Modification of Debt
Loss on extinguishment / modification of debt for the six months ended June 30, 2023 was $4.4 million, compared to $1.4 million for the six months ended June 30, 2022, an increase of $3.0 million. Loss on extinguishment / modification of debt for the six months ended June 30, 2023 consisted of the write-off of unamortized costs and new costs incurred relating to the refinancing of the Company's First Lien Term Loan and Revolving Credit Facility. The loss in 2022 was the result of the write-off of unamortized debt discount related to the partial prepayment of our First Lien Term Loan.
Interest Expense
Interest expense increased $14.5 million to $36.4 million for the six months ended June 30, 2023 as compared to the same period of 2022 primarily due to the increase in interest rates and expiration of our swap agreement.
Income Taxes
Income taxes were a benefit of $1.2 million and an expense of $5.2 million for the six months ended June 30, 2023 and 2022, respectively. The income tax benefit for the six months ended June 30, 2023 was primarily due to the tax-effect of pre-tax loss from operations, benefits received from stock options and vested stock compensation plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax expense for the six months ended June 30, 2022 was primarily due to the tax-effect of pre-tax income from operations offset by addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m), partially offset by a benefit from stock options and stock compensation.
Consolidated Net Income (Loss)
Consolidated net income decreased from $25.0 million to a loss of $0.9 million for the six months ended June 30, 2023 as compared to the same period of 2022. The decrease in net income was impacted primarily due to the lower gross margins and higher interest expense.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $137.5 million and $158.7 million for the six months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA for the six months ended June 30, 2023 was lower than in 2022 primarily due to the lower gross margins.
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

	Six Months Ended June 30,
(in thousands)	2023	2022
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(1,013)	$24,890
Interest expense	36,380	21,925
Income tax (benefit) expense	(1,236)	5,207
Depreciation and amortization	83,812	91,542
EBITDA	117,943	143,564
Non-cash share-based compensation expense	10,474	10,206
Management and other expenses (1)	3,028	—
Transaction costs (2)	1,595	3,521
Loss on extinguishment / modification of debt (3)	4,445	1,418
Adjusted EBITDA	$137,485	$158,709
____________________
(1) Management and other expenses represent non-recurring expenses.
(2) Transaction costs represent costs associated with potential and completed mergers and acquisitions.
(3) Loss on extinguishment / modification of debt for the six months ended June 30, 2023 consists of the write-off of unamortized costs and new costs incurred in relation to the amendment of the First Lien Term Loan and Revolving Credit Facility. Loss on extinguishment / modification of debt for the six months ended June 30, 2022 consists of the write-off of the unamortized debt discount related to the partial prepayment of the First Lien Term Loan.
SEASONALITY
Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash flows from operating activities and borrowings under our Revolving Credit Facility, which provides for loans in an amount of up to $300.0 million. Our principal uses of liquidity are to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.
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
Net cash provided by operating activities was $82.4 million and $101.1 million for the six months ended June 30, 2023 and 2022, respectively. Net cash provided by operating activities decreased primarily due to lower consolidated net income for the six months ended June 30, 2023.
Net cash used in investing activities was $39.1 million and $37.0 million for the six months ended June 30, 2023 and 2022, respectively. The increase in net cash used in investing activities was primarily due to an increase in capital expenditures in the current year.

Net cash used in financing activities was $39.7 million and $122.0 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in net cash used in financing activities was primarily due to net proceeds from the First Lien Term Loan refinancing partially offset by payments made under the tax receivable agreement in 2023.
RECENT ACCOUNTING PRONOUNCEMENT
See Note 2, Recent Accounting Pronouncements, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2023, we did not have any unconsolidated SPEs.
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
•residual effects from the COVID-19 pandemic on our business and the economy;
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
Interest Rates
We use both fixed and variable rate debt as sources of financing. As of June 30, 2023, we had approximately $1,120.5 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $1,095.0 million was bearing interest at variable rates. Based on variable debt levels as of June 30, 2023, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense increasing by approximately $11.0 million. Effective July 1, 2023, our interest rate swap agreement will convert $500.0 million of our variable rate debt to a fixed rate, which will result in annual interest savings of $5.0 million based on a 1.0 percentage point change in interest rates on variable rate debt. We estimate we will incur an additional $30.0 million of interest expense in 2023 primarily as a result of higher interest rates.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first six months of 2023 average price of unleaded gasoline, assuming gasoline usage levels for six months ended June 30, 2023, would lead to an increase in fuel costs of approximately $0.5 million.
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
Other Market Risk
As of June 30, 2023, we have no other material exposure to market risk.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of June 30, 2023.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.
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
Changes in Internal Controls Over Financial Reporting
Except for the steps taken as part of the remediation activities described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The Company, in the ordinary course of business, is subject to liability claims related to employees and the equipment that it rents and services. Asserted claims are subject to many uncertainties and the outcome of individual matters is not predictable. While the ultimate resolution of these actions may have an impact on the Company’s financial results for a particular reporting period, management believes that any such resolution would not have a material adverse effect on the financial position, results of operations or cash flows of the Company and the chance of a negative outcome on outstanding litigation is considered remote. See the additional information in Note 9, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2022 Form 10-K Report under Part I, Item 1A for the quarter ended June 30, 2023.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On May 12, 2023, David Anbari, our Senior Vice President and Chief Strategy Officer, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading plan”). Mr. Anbari’s Rule 10b5-1 trading plan authorizes the potential sale of up to 20,580 shares of common stock and expires no later than December 29, 2023.

On May 15, 2023, Thomas Leonard, a member of our Board of Directors, adopted a pre-arranged Rule 10b5-1 trading plan for the potential sale of up to 172,674 shares of common stock including shares of common stock issuable upon the exercise of outstanding stock options. Mr. Leonard’s Rule 10b5-1 trading plan expires no later than December 12, 2023.

Other than as disclosed above, none of our directors or officers adopted or terminated Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2023.

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

10.3
Amendment No. 1, dated as of June 7, 2023, to the Tax Receivable Agreement, dated as of January 4, 2019, by and among Agiliti Holdco, Inc., a Delaware corporation, Agiliti, Inc., a Delaware corporation, as guarantor thereunder, IPC/UHS, L.P., solely in the capacity of the Stockholders’ Representative, and each of the successors and assigns thereto.

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
Date: August 8, 2023

Agiliti, Inc.

By	/s/ Thomas W. Boehning
Thomas W. Boehning
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)