Form 10-Q
period 2023-09-30
AGILITI, INC. \DE
filed 2023-11-07
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 001-40361
AGILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	11095 Viking Drive	83-1608463
(State or other jurisdiction of	Eden Prairie, Minnesota 55344	(I.R.S. Employer
incorporation or organization)	(Address of principal executive offices, including zip code)	Identification No.)
(952) 893-3200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	AGTI	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of October 31, 2023: 134,844,437

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements — Unaudited
Agiliti, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,386	$5,577
Accounts receivable, less allowance for credit losses of $6,565 as of September 30, 2023 and $4,182 as of December 31, 2022	212,991	207,753
Inventories	79,195	70,132
Prepaid expenses	16,328	23,458
Other current assets	5,296	9,393
Total current assets	344,196	316,313
Property and equipment, net	284,035	273,958
Goodwill	1,239,432	1,239,106
Operating lease right-of-use assets	76,987	79,975
Other intangibles, net	449,826	512,020
Other	24,646	22,735
Total assets	$2,419,122	$2,444,107
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$18,883	$17,752
Current portion of operating lease liability	25,106	23,607
Current portion of obligation under tax receivable agreement	11,144	34,694
Accounts payable	70,995	59,163
Accrued compensation	33,782	25,928
Accrued interest	21,185	5,039
Other current liabilities	30,605	31,198
Total current liabilities	211,700	197,381
Long-term debt, less current portion	1,059,347	1,077,293
Obligation under tax receivable agreement, pension and other long-term liabilities	9,468	9,161
Operating lease liability, less current portion	63,160	67,332
Deferred income taxes, net	130,964	146,615
Commitments and contingencies (Note 10)
Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 135,193,414 and 133,608,495 shares issued; 134,787,318 and 133,608,495 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	14	13
Treasury stock, at cost; 406,096 and — shares as of September 30, 2023 and December 31, 2022, respectively	(3,761)	—
Additional paid-in capital	969,617	953,046
Accumulated deficit	(27,988)	(14,274)
Accumulated other comprehensive income	6,361	7,343
Total Agiliti, Inc. and Subsidiaries equity	944,243	946,128
Noncontrolling interest	240	197
Total equity	944,483	946,325
Total liabilities and equity	$2,419,122	$2,444,107
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$291,633	$271,185	$882,618	$839,613
Cost of revenue	194,875	169,582	577,071	516,218
Gross margin	96,758	101,603	305,547	323,395
Selling, general and administrative expense	87,295	86,044	257,373	254,303
Operating income	9,463	15,559	48,174	69,092
Loss on extinguishment / modification of debt	82	—	4,527	1,418
Interest expense	24,274	12,531	60,654	34,456
Tax indemnification expense	—	11,918	—	11,918
Income (loss) before income taxes and noncontrolling interest	(14,893)	(8,890)	(17,007)	21,300
Income tax (benefit)	(2,271)	(10,879)	(3,507)	(5,672)
Consolidated net income (loss)	(12,622)	1,989	(13,500)	26,972
Net income attributable to noncontrolling interest	79	38	214	131
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(12,701)	$1,951	$(13,714)	$26,841

Basic earnings (loss) per share	$(0.09)	$0.01	$(0.10)	$0.20
Diluted earnings (loss) per share	$(0.09)	$0.01	$(0.10)	$0.19

Weighted-average common shares outstanding:
Basic	134,971,632	133,212,218	134,498,671	132,313,218
Diluted	134,971,632	139,062,813	134,498,671	138,242,880
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated net income (loss)	$(12,622)	$1,989	$(13,500)	$26,972
Other comprehensive income (loss):
(Loss) on minimum pension liability, net of tax of $10, $0, $29, and $0	(28)	—	(85)	—
Gain (loss) on cash flow hedge, net of tax of $(308), $(93), $312, and $(2,734)	892	269	(897)	7,953
Total other comprehensive income (loss)	864	269	(982)	7,953
Comprehensive income (loss)	(11,758)	2,258	(14,482)	34,925
Comprehensive income attributable to noncontrolling interest	79	38	214	131
Comprehensive income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(11,837)	$2,220	$(14,696)	$34,794
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of June 30, 2023	$13	$963,965	$(15,287)	$—	$5,497	$954,188	$225	$954,413
Net income (loss)	—	—	(12,701)	—	—	(12,701)	79	(12,622)
Other comprehensive income	—	—	—	—	864	864	—	864
Purchases of treasury stock	—	—	—	(3,761)	—	(3,761)	—	(3,761)
Share-based compensation expense	1	5,130	—	—	—	5,131	—	5,131
Stock options exercised	—	568	—	—	—	568	—	568
Shares forfeited for taxes	—	(46)	—	—	—	(46)	—	(46)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(64)	(64)
Balance as of September 30, 2023	$14	$969,617	$(27,988)	$(3,761)	$6,361	$944,243	$240	$944,483

Balance as of June 30, 2022	$13	$938,906	$(19,596)	$—	$9,221	$928,544	$166	$928,710
Net income	—	—	1,951	—	—	1,951	38	1,989
Other comprehensive income	—	—	—	—	269	269	—	269
Share-based compensation expense	—	4,712	—	—	—	4,712	—	4,712
Stock options exercised	—	978	—	—	—	978	—	978
Shares forfeited for taxes	—	(121)	—	—	—	(121)	—	(121)
Dividend forfeited, net of payable	—	2	—	—	—	2	—	2
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(53)	(53)
Balance as of September 30, 2022	$13	$944,477	$(17,645)	$—	$9,490	$936,335	$151	$936,486
The accompanying notes are an integral part of the unaudited consolidated financial statements.

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2022	$13	$953,046	$(14,274)	$—	$7,343	$946,128	$197	$946,325
Net income (loss)	—	—	(13,714)	—	—	(13,714)	214	(13,500)
Other comprehensive (loss)	—	—	—	—	(982)	(982)	—	(982)
Purchases of treasury stock	—	—	—	(3,761)	—	(3,761)	—	(3,761)
Proceeds from issuance of common stock	—	1,856	—	—	—	1,856	—	1,856
Acquisition consideration paid in equity	—	2,753	—	—	—	2,753	—	2,753
Share-based compensation expense	1	15,584	—	—	—	15,585	—	15,585
Stock options exercised	—	2,670	—	—	—	2,670	—	2,670
Shares forfeited for taxes	—	(6,292)	—	—	—	(6,292)	—	(6,292)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(171)	(171)
Balance as of September 30, 2023	$14	$969,617	$(27,988)	$(3,761)	$6,361	$944,243	$240	$944,483

Balance as of December 31, 2021	$13	$938,888	$(44,486)	$—	$1,537	$895,952	$120	$896,072
Net income	—	—	26,841	—	—	26,841	131	26,972
Other comprehensive income	—	—	—	—	7,953	7,953	—	7,953
Proceeds from the issuance of common stock	—	2,159	—	—	—	2,159	—	2,159
Share-based compensation expense	—	14,947	—	—	—	14,947	—	14,947
Stock options exercised	—	2,949	—	—	—	2,949	—	2,949
Shares forfeited for taxes	—	(14,488)	—	—	—	(14,488)	—	(14,488)
Dividend forfeited, net of payable	—	22	—	—	—	22	—	22
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(100)	(100)
Balance as of September 30, 2022	$13	$944,477	$(17,645)	$—	$9,490	$936,335	$151	$936,486
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Consolidated net income (loss)	$(13,500)	$26,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,430	65,502
Amortization	70,477	71,254
Loss on extinguishment / modification of debt	4,527	1,418
Provision for credit losses	2,386	801
Provision for inventory obsolescence	1,717	859
Non-cash share-based compensation expense	15,861	15,066
Gain on sales and disposals of equipment	(1,429)	(793)
Deferred income taxes	(15,310)	(3,365)
Changes in operating assets and liabilities:
Accounts receivable	(6,880)	3,420
Inventories	(10,941)	(6,539)
Other operating assets	5,628	(7,566)
Accounts payable	11,534	13,123
Accrued and other operating liabilities	24,661	(18,251)
Net cash provided by operating activities	148,161	161,901
Cash flows from investing activities:
Medical equipment purchases	(35,960)	(37,494)
Property and office equipment purchases	(25,079)	(20,374)
Proceeds from disposition of property and equipment	3,116	2,695
Acquisitions, net of cash acquired	—	(3,125)
Net cash used in investing activities	(57,923)	(58,298)
Cash flows from financing activities:
Proceeds under debt arrangements	1,266,937	20,000
Payments under debt arrangements	(1,283,049)	(146,173)
Payments of principal under finance lease liability	(7,042)	(6,676)
Payments of deferred financing costs	(9,578)	—
Payments under tax receivable agreement	(24,822)	—
Distributions to noncontrolling interests	(171)	(100)
Proceeds from exercise of stock options	2,670	2,949
Dividend and equity distribution payment	(321)	(908)
Purchases of treasury stock	(3,761)	—
Shares forfeited for taxes	(6,292)	(14,488)
Payments of contingent consideration	—	(321)
Net cash used in financing activities	(65,429)	(145,717)
Net change in cash and cash equivalents	24,809	(42,114)
Cash and cash equivalents at the beginning of period	5,577	74,325
Cash and cash equivalents at the end of period	$30,386	$32,211

Supplemental cash flow information:
Interest paid	$39,070	$30,214
Income taxes paid	11,084	13,172
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
The interim consolidated financial statements presented herein as of September 30, 2023, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
A description of the Company's significant accounting policies is included in the audited consolidated financial statements. There have been no material changes to these policies for the quarter ended September 30, 2023.
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
Revenue is recognized net of allowances for estimated rebates and group purchasing organization ("GPO") fees, which are established at the time of sale. Adjustments are made to these allowances at each reporting period. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and that are collected by the Company from a customer, are excluded from revenue.
The following table presents disaggregated revenue by service solution:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Equipment Solutions	$113,199	$103,103	$348,075	$331,810
Clinical Engineering	114,645	103,639	340,145	310,850
Onsite Managed Services	63,789	64,443	194,398	196,953
Total revenue	$291,633	$271,185	$882,618	$839,613
The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 was $15.3 and $17.3 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.
Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expense. Total amortization expense included in cost of revenue was $0.4 and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, and $1.0 and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. Total amortization expense included in selling, general, and administrative expense was $1.2 and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $3.6 and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively.

There was no impairment loss in relation to the costs capitalized during the three and nine months ended September 30, 2023 and 2022.
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
Financial assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value as of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$3,135	$—	$—	$3,135
Interest rate swap	—	8,002	—	8,002
Liabilities:
Contingent consideration	$—	$—	$188	$188
Obligation under tax receivable agreement	—	—	14,732	14,732
Deferred compensation liabilities	3,135	—	—	3,135

	Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,681	$—	$—	$2,681
Interest rate swap	—	9,212	—	9,212
Liabilities:
Contingent compensation	$—	$—	$1,898	$1,898
Contingent consideration	—	—	248	248
Obligation under tax receivable agreement	—	—	38,714	38,714
Deferred compensation liabilities	2,674	—	—	2,674
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
The Company made no earn-out payments in the form of equity awards during three months ended September 30, 2023, and $2.8 million of earn-out payments in the form of equity awards during the nine months ended September 30, 2023 related to the acquisition of several small surgical equipment repair companies in 2022.
The Company also accrued contingent consideration of $0.2 million as of September 30, 2023 as part of the acquisition of another small surgical repair company during the year ended December 31, 2022. The fair value of contingent consideration was determined utilizing a series of call options with strike prices at revenue thresholds defined in the acquisition purchase agreement and is classified within Level 3.
On January 4, 2019, the Company entered into a tax receivable agreement (“TRA”) with its former owners. The fair value of the liability was estimated using a discounted cash flow analysis given that the fair value of the liability is expected to approximate the maximum obligation under the TRA. The assumptions used in preparing the discounted cash flow analyses include estimates of interest rates and the timing and amount of incremental cash flows. Given that the information utilized in determining the obligation was not observable in the market, the measurement of the liability represents a Level 3 fair value measurement. The Company did not make any remeasurement adjustments during the three and nine months ended September 30, 2023 and 2022. The Company made $24.8 million of payments under the TRA during the nine months ended September 30, 2023 and no payments during the three months ended September 30, 2022 and 2023 and nine months ended September 30, 2022.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance as of December 31, 2022	$40,860
Additions (1)	1,635
Payments (2)	(27,575)
Balance as of September 30, 2023	$14,920
____________________
(1)Additions consist of interest on the TRA, the accrual for contingent consideration, and the change in contingent compensation fair value.
(2)Includes payments on the TRA and earn-out payments related to contingent compensation.
Fair Value of Other Financial Instruments
The fair value of the Company's outstanding First Lien Term Loan (as defined in Note 7, Long-Term Debt) as of September 30, 2023 and December 31, 2022, is based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	September 30, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,057,745	$1,062,906	$1,043,915	$1,030,072
____________________

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $7.8 and $8.0 million and unamortized debt discount of $9.4 and $2.6 million as of September 30, 2023 and December 31, 2022, respectively.

6.    Selected Financial Statement Information
Inventories
The Company's inventories consist of the following:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$14,810	$14,575
Work-in-process	346	692
Finished goods	64,039	54,865
Total inventories	$79,195	$70,132
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
The Company's property and equipment consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Medical equipment	$436,350	$405,149
Less: Accumulated depreciation	(275,583)	(250,620)
Medical equipment, net	160,767	154,529
Leasehold improvements	57,980	52,046
Office equipment and vehicles	190,074	165,737
	248,054	217,783
Less: Accumulated depreciation	(124,786)	(98,354)
Property and office equipment, net	123,268	119,429
Total property and equipment, net	$284,035	$273,958
Depreciation expense recognized during the three months ended September 30, 2023 and 2022 was $20.3 and $19.1 million, respectively, and $59.4 and $65.5 million during the nine months ended September 30, 2023 and 2022, respectively.
There were no impairment charges on property and equipment during the three and nine months ended September 30, 2023 and 2022.
Goodwill and Other Intangible Assets
Goodwill was recognized during the nine months ended September 30, 2023 due to purchase price adjustments for companies acquired in 2022.
The Company's goodwill consists of the following:

(in thousands)
Balance as of December 31, 2022	$1,239,106
Acquisitions	326
Balance as of September 30, 2023	$1,239,432
There were no impairment losses recorded on goodwill during the three and nine months ended September 30, 2023 and 2022.
During the period ended September 30, 2023, the Company evaluated whether there were any events or changes in circumstances for the Company that could indicate that the fair value of the Company may be below the carrying amount. Specifically, the Company evaluated, among other factors, (1) its revised projected earnings communicated to investors in the 3rd quarter, (2) changes in management, (3) industry and market considerations, (4) the fair value of the Company's common stock and debt as of September 30, 2023, in relation to the carrying amount of its assets and liabilities, and (5) observed market participate acquisition premiums. The Company considered the extent to which each of the events and circumstances identified could affect the comparison of its reporting unit's fair value with its carrying amount as of September 30, 2023. As a result of its assessment, the Company determined that it is not more likely than not that the fair value of its reporting unit is less than its carrying amount as of September 30, 2023. The Company continuously monitors for events and changes in circumstances, such as the potential for a sustained decrease in the Company’s stock price, which could result in an impairment of Goodwill or other long-lived assets.
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

The Company's other intangible assets consist of the following:

	September 30, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$780,806	$(333,978)	$446,828
Non-compete agreements	1,225	(280)	945
Trade names	7,806	(5,780)	2,026
Patents	32	(5)	27
Total other intangible assets	$789,869	$(340,043)	$449,826

	December 31, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$780,806	$(275,522)	$505,284
Non-compete agreements	6,225	(5,096)	1,129
Trade names	7,826	(3,311)	4,515
Developed technology	2,300	(1,208)	1,093
Total other intangible assets	$797,157	$(285,137)	$512,020
Total amortization expense related to intangible assets was $20.6 and $21.7 million for the three months ended September 30, 2023 and 2022, respectively, and $62.2 and $64.4 million for the nine months ended September 30, 2023 and 2022, respectively. There were no impairment charges during the three and nine months ended September 30, 2023 and 2022 with respect to other intangible assets.
The estimated future amortization expense for other intangible assets during the remainder of 2023 and the next five years is as follows:

(in thousands)
Remainder of 2023	$20,098
2024	71,603
2025	65,040
2026	58,465
2027	51,899
Thereafter	182,721
$449,826
Supplementary Cash Flow Information
Supplementary cash flow information is as follows:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$2,337	$2,976
Finance lease assets and liability additions	7,887	4,104
Operating lease right-of-use assets and operating lease liability additions	13,210	19,580

7.    Long-Term Debt
Long-term debt consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
First Lien Term Loan	$1,075,000	$1,054,549
Revolving Loan	—	28,500
Finance lease liability	24,693	23,892
	1,099,693	1,106,941
Less: Unamortized deferred financing costs and debt discount	(21,463)	(11,896)
	1,078,230	1,095,045
Less: Current portion of long-term debt	(18,883)	(17,752)
Total long-term debt	$1,059,347	$1,077,293
Revolving Credit Facility Amendment
On April 6, 2023, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the credit agreement, dated January 4, 2019 (as further amended, supplemented, amended and restated or otherwise modified from time to time, the “First Lien Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders.
Amendment No. 6, among other things, provides for (i) a refinancing of the existing Revolving Credit Facility through a replacement of the existing $250 million Revolving Credit Facility with a $300 million revolving credit facility; (ii) extends the maturity of the Revolving Credit Facility to April 6, 2028; and (iii) updates the benchmark interest rate provisions to replace the LIBOR with a term rate based on the Secured Overnight Financing Rate (“Term SOFR”), for revolving loans extended in dollars, a term rate based on the Euro InterBank Offered Rate (“Adjusted EURIBOR”), for revolving loans extended in euros, and a daily rate (“Daily Simple RFR”) based on the Sterling Overnight Index Average (“SONIA”), for revolving loans extended in sterling, as the reference rates for purposes of calculating interest under the Revolving Credit Facility.
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
In connection with the Company's entry into Amendment No. 6, $3.7 million in lender and third-party fees were capitalized during the three and nine months ended September 30, 2023.
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
In connection with the Company's entry into the A&R First Lien Credit Agreement, $3.1 million in lender and third-party fees were capitalized during the three and nine months ended September 30, 2023. Meanwhile, $0.1 and $2.8 million in lender and third-party fees were expensed for the three and nine months ended September 30, 2023, respectively. Unamortized costs written off due to loss on extinguishment / modification of debt during the three and nine months ended September 30, 2023, totaled $1.7 million.
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
The interest rate swap agreement qualifies for cash flow hedge accounting under ASC 815, Derivatives and Hedging. Both at inception and on an on-going basis, the Company performs an effectiveness test. The fair value of the interest rate swap agreement as of September 30, 2023 was $8.0 million, of which $4.9 million is included in other current assets and $3.1 million is included in other long-term assets on the consolidated balance sheets. The change in fair value was recorded as a component of accumulated other comprehensive income on the consolidated balance sheets, net of tax, since the instrument was determined to be an effective hedge as of September 30, 2023. The Company has not recorded any amounts due to ineffectiveness for any periods presented.
8.    Share-Based Compensation
2018 Omnibus Incentive Plan
The 2018 Omnibus Incentive Plan (“2018 Plan”) provides for the issuance of restricted stock units, performance restricted stock units, and nonqualified stock options to any of the Company’s executives, other key employees and certain non-employee directors.
The Company granted 1,516 and 306,476 shares of market-based performance restricted stock awards during the three and nine months ended September 30, 2023, respectively. The awards cliff-vest after 3 years and vesting is dependent on meeting certain Adjusted EBITDA targets and total shareholder return against an index of peer companies.
The fair value of the market-based performance restricted stock units is estimated at the grant date using a Monte-Carlo simulation model which included the following assumptions:

Nine Months Ended September 30, 2023
Risk-free interest rate	4.19%
Dividend yield	N/A
Historical volatility of the Company	51.19%
Expected term (years)	2.57
During the nine months ended September 30, 2023, the Company granted 652,394 shares of nonqualified stock options. No shares of nonqualified stock options were granted during the three months ended September 30, 2023. The Company determines the fair value of stock options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as an expense on a straight-line basis over the options’ expected vesting periods.
The assumptions in the table below were used to determine the Black-Scholes fair value of stock options:

Nine Months Ended September 30, 2023
Risk-free interest rate	3.91%
Expected volatility	39.71%
Dividend yield	N/A
Expected option life (years)	6.00
Black-Scholes value of options	$6.64
As of September 30, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock units and performance restricted stock units was $17.6 million, which is expected to be recognized over a weighted average period of 1.90 years. As of September 30, 2023, the total unrecognized compensation expense related to the non-vested portion of the Company's nonqualified stock options was $4.6 million, which is expected to be recognized over a weighted average period of 2.12 years.
Employee Stock Purchase Program
The Company adopted an Employee Stock Purchase Plan (“ESPP”) in April 2021. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering periods ending on April 30 and October 31 each year. There were no shares issued under the ESPP during three months ended September 30, 2023. During nine months ended September 30, 2023, 130,601 shares were issued under the ESPP.
The following table summarizes stock-based compensation expense for the 2018 Plan and ESPP:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of sales	$740	$—	$2,290	$—
Selling, general, and administrative expense	4,647	4,859	13,571	15,065
Total stock-based compensation expense	$5,387	$4,859	$15,861	$15,065
9.    Common Stock Repurchases
On August 21, 2023, the Company announced that its board of directors approved a share repurchase program, pursuant to which, the Company is authorized to repurchase up to $50 million of shares of the Company’s common stock (exclusive of any fees, commissions or other expenses related to such repurchases), over a 12-month period. Share repurchases were made on the open market. The shares repurchased by the Company are held as treasury shares and may be used in the issuance of share-based compensation awards or for general corporate purposes. Any share re-issuance will be accounted for using the first-in first-out method. During the three and nine months ended September 30, 2023, the Company repurchased 406,096 shares for $3.8 million.
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

The components of net periodic (income) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$295	$212	$886	$635
Expected return on plan assets	(358)	(285)	(1,075)	(854)
Recognized net actuarial (gain)	(38)	—	(114)	—
Net periodic (income)	$(101)	$(73)	$(303)	$(219)
The Company made no contributions to the pension plan during the three months ended September 30, 2023 and $0.2 million of contributions to the pension plan during the nine months ended September 30, 2023. The Company does not expect to make additional contributions to the pension plan for the remainder of 2023.
12.    Income Taxes
The Company recorded an income tax benefit of $2.3 and $10.9 million for the three months ended September 30, 2023 and 2022, respectively, and an income tax benefit of $3.5 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax benefit for the three months ended September 30, 2023 was primarily due to the tax-effect of pre-tax loss from operations offset by addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax benefit for the three months ended September 30, 2022 was primarily due to the release of the reserve related to the Sizewise Acquisition offset by the tax-effect of pre-tax income from operations. The income tax benefit for the nine months ended September 30, 2023 was primarily due to the tax-effect of pre-tax loss from operations and benefits received from exercised stock options and vested stock compensation offset by add-backs for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax benefit for the nine months ended September 30, 2022 was primarily due to the release of the reserve related to the Sizewise Acquisition and benefit from stock options and stock compensation offset by the effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation.
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
Additionally, on December 14, 2022, the Company entered into a new agreement with HHS/ASPR (the "Agreement") for preventive maintenance services (“PMS”), management and storage for ventilator and powered air purifying respirator (“PAPR”) systems. The Agreement’s performance period commenced on August 28, 2023 and is anticipated to have a period of performance of four years and six months, consisting of a base period of twelve months, three one-year option periods and an additional six-month option period.
Revenue related to various contracts with HHS/ASPR represented 10.4% of total revenue for both the three months ended September 30, 2023 and 2022, and 10.5% and 10.8% of total revenue for the nine months ended September 30, 2023 and 2022, respectively.

14.    Earnings (Loss) Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	134,971,632	133,212,218	134,498,671	132,313,218
Net effect of dilutive stock awards based upon the treasury stock method	—	5,850,595	—	5,929,662
Dilutive weighted average shares outstanding	134,971,632	139,062,813	134,498,671	138,242,880

Basic earnings (loss) per share	$(0.09)	$0.01	$(0.10)	$0.20
Diluted earnings (loss) per share	$(0.09)	$0.01	$(0.10)	$0.19

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share based upon the treasury stock method	5,581,395	9,203	5,024,941	9,203

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
We deploy our solution offering across three primary service lines:
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing, and logistics of medical equipment at individual facilities and integrated delivery networks ("IDNs"), with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. The Company's more than 1,300 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing proprietary management software and conducting daily rounds and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. The Company assumes full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing and servicing equipment as needed between each patient use. Revenue attributable to such customers represented 21.9% and 23.8% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and 22.0% and 23.5% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.
Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. The Company's supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With outsourced offerings, the Company assumes full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing the Company's proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. The Company leverages more than 800 technical resources from over 150 local market service centers and Centers of Excellence to flex staff in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. The Company uses flex staffing for the supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement the outsourced services during peak workload. The Company contracts its Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers represented 39.3% and 38.2% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and 38.5% and 37.0% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. The Company contracts for Equipment Solutions services directly with customers or through contractual arrangements with hospital systems and alternate site providers. The Company consistently achieves high customer satisfaction ratings, as evidenced by Agiliti's net promoter score ("NPS") of 47 for the year ended December 31, 2022, by delivering patient-ready equipment within contracted equipment delivery times and by providing technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. The Company is committed to providing the highest quality of equipment to customers, and the Company does so through the use of a comprehensive quality management system ("QMS"), which is based on the quality standards recognized worldwide for medical devices: 21 Code of Federal Regulations ("CFR") 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard to deliver optimal patient safety and outcomes. Revenue attributable to such customers represented 38.8% and 38.0% of our total revenue for the three months ended September 30, 2023 and 2022, respectively, and 39.5% and 39.5% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.
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
RESULTS OF OPERATIONS
The following discussion addresses:
•our financial condition as of September 30, 2023; and
•the results of operations for the three and nine-month periods ended September 30, 2023 and 2022.
This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in our 2022 Form 10-K Report.

The following tables provide our results of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Change
(in thousands)	2023		2022		$	%
Consolidated Statement of Operations		% of Total Revenue		% of Total Revenue
Revenue	$291,633	100.0%	$271,185	100.0%	$20,448	7.5%
Cost of revenue	194,875	66.8	169,582	62.5	25,293	14.9
Gross margin	96,758	33.2	101,603	37.5	(4,845)	(4.8)
Selling, general and administrative expense	87,295	29.9	86,044	31.7	1,251	1.5
Operating income	9,463	3.2	15,559	5.8	(6,096)	(39.2)
Loss on extinguishment / modification of debt	82	—	—	—	82	N/A
Interest expense	24,274	8.3	12,531	4.6	11,743	93.7
Tax indemnification expense	—	—	11,918	4.4	(11,918)	N/A
(Loss) before income taxes and noncontrolling interest	(14,893)	(5.0)	(8,890)	(3.2)	(6,003)	(67.5)
Income tax (benefit)	(2,271)	(0.8)	(10,879)	(4.0)	8,608	79.1
Consolidated net income (loss)	$(12,622)	(4.2)	$1,989	0.8	$(14,611)	N/A

	Nine Months Ended September 30,				Change
(in thousands)	2023		2022		$	%
Consolidated Statement of Operations		% of Total Revenue		% of Total Revenue
Revenue	$882,618	100.0%	$839,613	100.0%	$43,005	5.1%
Cost of revenue	577,071	65.4	516,218	61.5	60,853	11.8
Gross margin	305,547	34.6	323,395	38.5	(17,848)	(5.5)
Selling, general and administrative expense	257,373	29.2	254,303	30.3	3,070	1.2
Operating income	48,174	5.5	69,092	8.2	(20,918)	(30.3)
Loss on extinguishment / modification of debt	4,527	0.5	1,418	0.2	3,109	219.3
Interest expense	60,654	6.9	34,456	4.1	26,198	76.0
Tax indemnification expense	—	—	11,918	1.4	(11,918)	N/A
Income (loss) before income taxes and noncontrolling interest	(17,007)	(1.9)	21,300	2.5	(38,307)	N/A
Income tax (benefit)	(3,507)	(0.4)	(5,672)	(0.7)	2,165	38.2
Consolidated net income (loss)	$(13,500)	(1.5)	$26,972	3.2	$(40,472)	N/A

Consolidated Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Revenue
The following table presents revenue by service solution for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change
(in thousands)	2023	2022	%
Equipment Solutions	$113,199	$103,103	9.8%
Clinical Engineering	114,645	103,639	10.6
Onsite Managed Services	63,789	64,443	(1.0)
Total revenue	$291,633	$271,185	7.5
Total revenue for the three months ended September 30, 2023 was $291.6 million, compared to $271.2 million for the three months ended September 30, 2022, an increase of $20.4 million or 7.5%. Equipment Solutions revenue increased 9.8% primarily driven by new business growth and a prior year acquisition, partially offset by lower utilization of our peak need rental medical equipment. Clinical Engineering revenue increased 10.6% primarily due to new customer growth. Finally, Onsite Managed Services revenue decreased 1.0% due to the renewal pricing and scope of the government contract.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2023 was $194.9 million compared to $169.6 million for the three months ended September 30, 2022, an increase of $25.3 million or 14.9%. On a percentage of revenue basis, cost of revenue increased from 62.5% of revenue in 2022 to 66.8% in 2023. The increase as a percentage of revenue was driven by a lower mix of peak need rental placements as well as the renewal pricing and scope of the government contract.
Gross Margin
Gross margin for the three months ended September 30, 2023 was $96.8 million, or 33.2% of revenue, compared to $101.6 million, or 37.5% of revenue, for the three months ended September 30, 2022, a decrease of $4.8 million or 4.8%. The decrease in gross margin as a percentage of revenue was primarily impacted by a lower mix of peak need rental placements as well as the renewal pricing and scope of the government contract.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $1.3 million, or 1.5%, to $87.3 million for the three months ended September 30, 2023, as compared to the same period of 2022. Selling, general and administrative expense as a percentage of revenue was 29.9% and 31.7% for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.3 million was primarily due to severance charges related to a reduction in workforce and a charge related to the change in Chief Executive Officers totaling $5.1 million, partially offset by lower acquisition costs.
Loss on Extinguishment / Modification of Debt
Loss on extinguishment / modification of debt for the three months ended September 30, 2023 was $0.1 million, compared to no loss on extinguishment / modification of debt for the three months ended September 30, 2022.
Interest Expense
Interest expense increased $11.7 million to $24.3 million for the three months ended September 30, 2023 as compared to the same period of 2022 primarily due to the increase in interest rates.
Tax Indemnification Expense
Tax indemnification expense decreased $11.9 million for the three months ended September 30, 2023 as compared to the same period of 2022 due solely to non-recurring expense incurred from the release of the indemnification asset related to the Sizewise Acquisition, which occurred in 2021.

Income Taxes
Income taxes were a benefit of $2.3 million and $10.9 million for the three months ended September 30, 2023 and 2022, respectively. The income tax benefit for the three months ended September 30, 2023 was primarily due to the tax-effect of pre-tax loss from operations offset by addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax benefit for the three months ended September 30, 2022 was primarily due to the release of the reserve related to the Sizewise Acquisition offset by the tax-effect of pre-tax income from operations.
Consolidated Net Income (Loss)
Consolidated net income decreased from $2.0 million to a loss of $12.6 million for the three months ended September 30, 2023 as compared to the same period of 2022. The decrease in net income was primarily due an increase in interest expense, a decrease in tax benefits, and lower gross margins.
Consolidated Results of Operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Revenue
The following table presents revenue by service solution for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change
(in thousands)	2023	2022	%
Equipment Solutions	$348,075	$331,810	4.9%
Clinical Engineering	340,145	310,850	9.4
Onsite Managed Services	194,398	196,953	(1.3)
Total revenue	$882,618	$839,613	5.1
Total revenue for the nine months ended September 30, 2023 was $882.6 million, compared to $839.6 million for the nine months ended September 30, 2022, an increase of $43.0 million or 5.1%. Equipment Solutions revenue increased 4.9% primarily driven by new business growth and a prior year acquisition, partially offset by lower utilization of our peak need rental medical equipment as compared to utilization due to the impact of COVID-19 in the prior year. Clinical Engineering revenue increased 9.4% primarily due to new customer growth. Onsite Managed Services revenue decreased 1.3% as a result of the renewal pricing and scope of the government contract.
Cost of Revenue
Cost of revenue for the nine months ended September 30, 2023 was $577.1 million compared to $516.2 million for the nine months ended September 30, 2022, an increase of $60.9 million or 11.8%. On a percentage of revenue basis, cost of revenue increased from 61.5% of revenue in 2022 to 65.4% in 2023. The increase as a percentage of revenue was driven by a lower mix of peak need rental placements post COVID-19 as well as the renewal pricing and scope of the government contract.
Gross Margin
Gross margin for the nine months ended September 30, 2023 was $305.5 million, or 34.6% of revenue, compared to $323.4 million, or 38.5% of revenue, for the nine months ended September 30, 2022, a decrease of $17.8 million or 5.5%. The decrease in gross margin as a percentage of revenue was primarily impacted by a lower mix of peak need rental placements as well as the renewal pricing and scope of the government contract.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $3.1 million, or 1.2%, to $257.4 million for the nine months ended September 30, 2023, as compared to the same period of 2022. Selling, general and administrative expense as a percentage of revenue was 29.2% and 30.3% for the nine months ended September 30, 2023 and 2022, respectively. The increase of $3.1 million was primarily driven by severance charges related to a reduction in workforce and a charge related to the change in Chief Executive Officers totaling $5.7 million, partially offset by lower incentive expense based on the Company's financial performance.
Loss on Extinguishment / Modification of Debt
Loss on extinguishment / modification of debt for the nine months ended September 30, 2023 was $4.5 million, compared to $1.4 million for the nine months ended September 30, 2022, an increase of $3.1 million. Loss on extinguishment / modification of debt for the nine months ended September 30, 2023 consisted of the write-off of unamortized costs and new costs incurred relating to the refinancing of the Company's First Lien Term Loan and Revolving Credit Facility. The loss in 2022 was the result of the write-off of unamortized debt discount related to the partial prepayment of our First Lien Term Loan.
Interest Expense
Interest expense increased $26.2 million to $60.7 million for the nine months ended September 30, 2023 as compared to the same period of 2022 primarily due to the increase in interest rates.
Tax Indemnification Expense
Tax indemnification expense decreased $11.9 million for the nine months ended September 30, 2023 as compared to the same period of 2022 due solely to non-recurring expense incurred from the release of the indemnification asset related to the Sizewise Acquisition, which occurred in 2021.
Income Taxes
Income taxes were a benefit of $3.5 million and a benefit of $5.7 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax benefit for the nine months ended September 30, 2023 was primarily due to the tax-effect of pre-tax loss from operations and benefits received from exercised stock options and vested stock compensation offset by add-backs for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m). The income tax benefit for the nine months ended September 30, 2022 was primarily due to the release of the reserve related to the Sizewise Acquisition and benefit from stock options and stock compensation offset by the effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m).
Consolidated Net Income (Loss)
Consolidated net income decreased from $27.0 million to a loss of $13.5 million for the nine months ended September 30, 2023 as compared to the same period of 2022. The decrease in net income was primarily due to higher interest expense and lower gross margins.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $199.5 million and $225.2 million for the nine months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA for the nine months ended September 30, 2023 was lower than in 2022 primarily due to the lower gross margins.
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

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(13,714)	$26,841
Interest expense	60,654	34,456
Income tax (benefit)	(3,507)	(5,672)
Depreciation and amortization	126,277	133,711
EBITDA	169,710	189,336
Non-cash share-based compensation expense	15,861	15,066
Tax indemnification expense (1)	—	11,918
Management and other expenses (2)	7,572	1,959
Transaction costs (3)	1,858	5,465
Loss on extinguishment / modification of debt (4)	4,527	1,418
Adjusted EBITDA	$199,528	$225,162
____________________
(1) Tax indemnification expense related to the Sizewise Acquisition, which occurred in 2021.
(2) Management and other expenses represent non-recurring expenses, including a severance charge related to the Chief Executive Officer transition and charges related to a reduction in workforce.
(3) Transaction costs represent costs associated with potential and completed mergers and acquisitions.
(4) Loss on extinguishment / modification of debt for the nine months ended September 30, 2023 consists of the write-off of unamortized costs and new costs incurred in relation to the amendment of the First Lien Term Loan and Revolving Credit Facility. Loss on extinguishment / modification of debt for the nine months ended September 30, 2022 consists of the write-off of the unamortized debt discount related to the partial prepayment of the First Lien Term Loan.
SEASONALITY
Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased customer utilization during the fall and winter months.
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are cash flows from operating activities and borrowings under our Revolving Credit Facility, which provides for loans in an amount of up to $300.0 million. Our principal uses of liquidity are to fund capital expenditures related to the purchase of medical equipment, provide working capital, meet debt service requirements, and finance our strategic plans.
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
Net cash provided by operating activities was $148.2 million and $161.9 million for the nine months ended September 30, 2023 and 2022, respectively. Net cash provided by operating activities decreased primarily due to lower net earnings for the nine months ended September 30, 2023 as compared to net earnings for nine months ended September 30, 2022.
Net cash used in investing activities was $57.9 million and $58.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in net cash used in investing activities was primarily due to a decrease in cash paid for acquisitions in the current year.

Net cash used in financing activities was $65.4 million and $145.7 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in net cash used in financing activities was primarily due to net proceeds from the First Lien Term Loan refinancing partially offset by payments made under the tax receivable agreement in 2023.
RECENT ACCOUNTING PRONOUNCEMENT
See Note 2, Recent Accounting Pronouncements, to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2023, we did not have any unconsolidated SPEs.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•negative reaction of our investors, our suppliers, our customers or our employees to our leadership transition;
•market volatility of our common stock as a result of our leadership transition;
•the risk that the leadership transition may not provide the results that the company expects;
•imbalances in our selling mix;
•effects from political and policy changes that could limit our growth opportunities;
•our ability to maintain existing contracts or contract terms with, or enter into new contracts with customers;
•cancellations by or disputes with customers;
•our ability to maintain our reputation, including by protecting intellectual property;
•effects of a global economic downturn on our customers and suppliers;
•competitive practices by our competitors that could cause us to lose market share, reduce our prices or increase our expenditures;
•the bundling of products and services by our competitors, some of which we do not offer;
•consolidation in the healthcare industry;
•adverse developments with supplier relationships;
•our potential inability to attract and retain key personnel;
•our potential inability to make attractive acquisitions or successfully integrate acquire businesses;
•our need for substantial cash to operate and expand our business as planned;
•our substantial outstanding debt and debt service obligations;
•restrictions imposed by the terms of our debt;
•a decrease in the number of patients our customers are serving;
•our ability to effect change in the manner in which health care providers traditionally procure medical equipment;
•the absence of long-term commitments with customers;
•our ability to renew contracts with group purchasing organizations and integrated delivery networks;
•changes in reimbursement rates and policies by third-party payors;
•the impact of health care reform initiatives;
•the impact of significant regulation of the health care industry and the need to comply with those regulations;

•difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets;
•additional credit risks in increasing business with home care providers and nursing homes, impacts of equipment product recalls or obsolescence;
•impairment charges for goodwill or other long-lived assets;
•an increase in expenses related to our pension plan;
•potential claims related to the medical equipment that we outsource and service;
•incurrence of costs that we cannot pass through to our customers;
•a failure of our management information systems;
•limitations inherent in all internal controls systems over financial reporting;
•our failure to keep up with technological changes;
•our failure to coordinate the management of our equipment;
•challenges to our tax positions or changes in taxation laws;
•litigation that may be costly to defend;
•federal privacy laws that may subject us to more stringent penalties;
•our contracts with the federal government that subject us to additional oversight;
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
Interest Rates
We use both fixed and variable rate debt as sources of financing. As of September 30, 2023, we had approximately $1,099.7 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $575.0 million was bearing interest at variable rates. Based on variable debt levels as of September 30, 2023, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense increasing by approximately $5.8 million. We estimate we will incur an additional $30.0 million of interest expense in 2023 primarily as a result of higher interest rates.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first nine months of 2023 average price of unleaded gasoline, assuming gasoline usage levels for nine months ended September 30, 2023, would lead to an increase in fuel costs of approximately $0.7 million.

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
Other Market Risk
As of September 30, 2023, we have no other material exposure to market risk.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2023.
Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described below, we previously identified material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023.
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
Changes in Internal Controls Over Financial Reporting
Except for the steps taken as part of the remediation activities described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2022 Form 10-K Report under Part I, Item 1A for the quarter ended September 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
The following table shows information with respect to purchases of our common stock made during the three months ended September 30, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands) (1)
July 1-31	—	$—	—	$—
August 1-31	—	—	—	50,000
September 1-31	406,096	9.2618	406,096	46,247
Total	406,096	$9.2618	406,096	$46,247
(1)On August 21, 2023, our Board of Directors approved a share repurchase program, pursuant to which, the Company is authorized to repurchase up to $50 million of shares of the Company’s common stock (exclusive of any fees, commissions or other expenses related to such repurchases), over a 12-month period (the “Repurchase Plan”). Share repurchases may be made from time to time, on the open market, through privately negotiated transactions, through an accelerated share repurchase, or in any other manner permitted by the applicable federal and state securities laws and regulations. There is no minimum number of shares, if any, that the Company is required to repurchase and the Repurchase Plan may be suspended or discontinued at any time without prior notice.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 25, 2023, Thomas J. Leonard, a member of our Board of Directors and our Chief Executive Officer since October 1, 2023, adopted a prearranged trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading plan”). Mr. Leonard’s Rule 10b5-1 trading plan authorizes the potential sale of up to 172,674 shares of common stock including shares of common stock issuable upon the exercise of outstanding stock options and expires no later than March 12, 2024.
Other than as disclosed above, none of our directors or officers adopted, modified or terminated Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2023.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Offer Letter, dated as of September 29, 2023, by and between Agiliti, Inc. and Thomas J. Leonard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.
____________________
*    Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 7, 2023

Agiliti, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)