Form 10-K
period 2023-12-31
AGILITI, INC. \DE
filed 2024-03-06
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
(Mark One)
☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financing accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $582,763,154 based upon the closing price reported for such date on the New York Stock Exchange.
The number of shares of common stock, $0.0001 par value, outstanding as of February 29, 2024 was 135,652,249.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
• market volatility of our common stock as a result of our leadership transition;
• the risk that the leadership transition may not provide the results that the company expects;
• imbalances in our selling mix;
• effects from political and policy changes that could limit our growth opportunities;
• our ability to maintain existing contracts or contract terms with, or enter into new contracts with customers;
• cancellations by or disputes with customers;
• our ability to maintain our reputation, including by protecting intellectual property;
• effects of a global economic downturn on our customers and suppliers;
•    competitive practices by our competitors that could cause us to lose market share, reduce our prices or increase our expenditures;
• the bundling of products and services by our competitors, some of which we do not offer;
• consolidation in the healthcare industry;
• adverse developments with supplier relationships;
• our potential inability to attract and retain key personnel;
• our potential inability to make attractive acquisitions or successfully integrate acquire businesses;
• our need for substantial cash to operate and expand our business as planned;
• our substantial outstanding debt and debt service obligations;
• restrictions imposed by the terms of our debt;
• a decrease in the number of patients our customers are serving;
• our ability to effect change in the manner in which health care providers traditionally procure medical equipment;
• the absence of long-term commitments with customers;
• our ability to renew contracts with group purchasing organizations and integrated delivery networks;
• changes in reimbursement rates and policies by third-party payors;
• the impact of health care reform initiatives;
• the impact of significant regulation of the health care industry and the need to comply with those regulations;
• difficulties or delays in our continued expansion into certain of our businesses/geographic markets and developments of new businesses/geographic markets;
• additional credit risks in increasing business with home care providers and nursing homes, impacts of equipment product recalls or obsolescence;
• impairment charges for goodwill or other long-lived assets;
• an increase in expenses related to our pension plan;
• potential claims related to the medical equipment that we outsource and service;
• incurrence of costs that we cannot pass through to our customers;
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
• effects of high interest rates; and
• potential recall or obsolescence of our large fleet of medical equipment.

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
ITEM 1. Business
Unless otherwise specified, the terms “we”, “our”, “us” and the “Company” refer to Agiliti, Inc. and, where appropriate, its consolidated subsidiaries. The term “THL” refers to Thomas H. Lee Partners, L.P., our principal stockholder, and the term “THL Stockholder” refers to THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P.
Our Mission
Agiliti, Inc. is an essential service provider to the U.S. healthcare industry with solutions that help support a more efficient, safe and sustainable healthcare delivery system. We ensure healthcare providers have the critical medical equipment they need to care for patients—wherever and whenever it’s needed—with a service model that helps lower costs, reduce waste, and maintain the highest quality standard of medical device management in the industry. We are motivated by a belief that every interaction has the power to change a life, which forms the cornerstone of how we approach our work and frames the lens through which we view our responsibility to make a difference for the customers, patients, and communities we serve.
Overview
We believe we are one of the leading experts in the manufacturing, management, maintenance, and mobilization of mission-critical, regulated, reusable medical devices. We offer healthcare providers a comprehensive suite of medical equipment management and service solutions that help reduce capital and operating expenses, optimize medical equipment utilization, reduce waste, enhance staff productivity, and bolster patient safety.
We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001.
In our more than 85 years of experience ensuring healthcare providers have high-quality, expertly maintained equipment to serve their patients, we’ve established a nationwide operating footprint that supports our offering. This at-scale, local market service and logistics infrastructure positions us to reach customers across the entire healthcare continuum—from individual facilities to the largest and most complex healthcare systems.
Our diverse customer base includes more than 10,000 national, regional, and local acute care hospitals, health systems and integrated delivery networks ("IDN"), and alternate site providers (such as surgery centers, specialty hospitals, home care providers, long-term acute care hospitals, and skilled nursing facilities). We serve the federal government as well as a number of city and state governments providing management and maintenance of emergency equipment stockpiles, and we are an outsourced service provider to medical device manufacturers supporting critical device remediation and repair services. We deliver our solutions through our nationwide network of more than 150 service centers and Centers of Excellence, a majority of which are certified to ISO 13485:2016. At our facilities, we employ a team of more than 800 specialized biomed repair technicians, more than 4,000 field-based service operators who work onsite within customer facilities or in our local service centers, and over 200 field sales and account managers. Our fees are primarily paid directly by our customers rather than by direct reimbursement from third-party payors, such as private insurers, Medicare, or Medicaid.
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
Healthcare facilities have been shown to own large quantities of reusable capital equipment ranging from multi-million dollar highly technical devices (e.g. MRIs) to lower cost, high volume devices (e.g. infusion pumps) required for patient care, treatment, and diagnosis. In our experience, providers often face challenges in managing their medical equipment inventory effectively. For example, hospitals typically utilize roughly 42% of their owned medical equipment inventory at any given time, yet caregivers report that they routinely lack access to readily available patient-ready equipment. Nurses report spending an average of 20 minutes per shift searching for equipment, and often less than 37% of their time on direct patient care. Operational silos that naturally occur among hospital departments create inadvertent breakdowns within equipment management workflows, from the administrators who order equipment, to the support staff who clean/reprocess and deliver the equipment, to the nurses and doctors who use the equipment.
Further, the repair and maintenance of this highly technical equipment continues to increase in complexity and cost. Over a period of 15 years from 1995 to 2010 there was a 62% increase in the number of medical devices per hospital bed and a 90% increase in costs related to maintaining this equipment. Given the increasingly complex nature of these devices and stringent regulatory mandates guiding their upkeep, specialized technical knowledge is required to repair and maintain them. Most healthcare facilities struggle to employ the in-house capabilities and resources needed to ensure timely, routine maintenance and rapid testing, repair, and turnaround of their medical inventory which may impact time-to-therapy and patient safety, while driving up capital replacement costs on equipment that could have otherwise been kept operational with proper maintenance.
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
These dynamics, supported by the following trends, further support the essential nature of our work:
Focus on reducing costs and increasing operational efficiency. Hospitals and other healthcare facilities continue to experience substantial pressure to conserve capital, reduce operating expenses, and become more operationally efficient. We expect these pressures to continue in the future and believe that we will always be on the right side of healthcare reform. Our comprehensive, end-to-end solutions offer customers a way to realize costs savings while enhancing operational improvements for medical equipment access and availability, thereby improving their organizational efficiency and financial viability.
Demand for better patient safety and outcomes. Hospitals across the U.S. are focused on improving patient safety and outcomes, which includes efforts to minimize hospital-acquired conditions (e.g. infections, patient falls, and pressure injuries) and increase nursing time at the patient bedside. Hospitals turn to us to assist them in managing their equipment in ways that have been shown to help minimize these incidents and ensure necessary equipment is available when and where it is needed, thereby improving patient safety and time to therapy and supporting optimal patient outcomes.
Caregiver retention and satisfaction. Hospitals continue to experience pressure and risk related to nursing and other caregiver retention and job satisfaction pressures. According to McKinsey & Company, the United States is expected to face a nurse shortage of between 200,000 and 450,000 nurses by 2025. Adding non-patient care duties, such as searching for, cleaning, and managing equipment, adds to nurse workload and contributes to clinician dissatisfaction and turnover. We expect that with these internal pressures, hospitals will increasingly turn to our programs to outsource healthcare technology management duties and related management processes to allow nurses more time to spend on patient care, resulting in improved job satisfaction.
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
Cost savings and lower total costs of equipment ownership
•Increased utilization of both customer-owned and supplemental equipment
•Lower overall total cost of equipment ownership by combining our solutions to solve challenges across the end-to-end equipment management process
•Optimized management and logistics of provider-owned equipment through tracking, monitoring, reprocessing, maintaining, and ensuring equipment is safety-tested and redeployed for use
•Reduced maintenance and repair costs through the use of our proprietary technology, flexible staffing models, parts pool, equipment capabilities, diverse skill mix of knowledgeable equipment technicians, and our commitment to quality
•Benefits of specialized technician labor to augment clinical biomed staff, having been shown to help reduce service costs and provide required technical proficiency to address more complex equipment types
•Access to our extensive data and expertise on the cost, performance, features, and functions of all major items of medical equipment
•Assistance with capital planning, vendor management, and regulatory compliance
More time to spend with patients and confidence in the availability of patient-ready medical equipment
•Increased productivity and satisfaction among nursing staff achieved by eliminating certain non-clinical work tasks and saving an average 300-bed hospital over 28,000 caregiver hours annually, allowing more time to focus on patient care responsibilities
•Improved time-to-therapy for patients at risk for falls, skin breakdown, and bariatric safety by expediting delivery of therapeutic equipment direct to the patient room
•Access to supplemental moveable medical equipment, surgical equipment, and next generation technology without the expense of acquisition on a pay-per-procedure basis
Improved regulatory compliance, risk management and extended use life
•Optimal maintenance intervals and parts replacement to extend equipment use life, reduce waste, and lower obsolescence risk
•Compliance with regulatory and recordkeeping requirements and adherence to manufacturers’ specifications on the reprocessing and maintenance of medical equipment
•Equipment quality assurance through the use of our comprehensive quality management system (“QMS”) based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016
•Risk mitigation and lower costs associated with product recalls or device modifications
Technical expertise and supplemental staffing to sustain optimal equipment workflow
•Reduced administrative and time burdens on clinical staff related to managing and locating available equipment and coordinating among multiple vendors
•Specialized technical and clinical specialists that directly interact with and work alongside customers to optimize equipment outsourcing solutions
Our Market Opportunities
We participate in the U.S. medical equipment services market comprised of the services we offer through our onsite managed services, clinical engineering services, and equipment solutions service lines.

According to the Centers for Medicare and Medicaid Services (“CMS”), as of 2022, healthcare spending reached $4.5 trillion, or $13,493 per person, and accounted for 17.3% of the U.S. GDP. Spending is expected to grow at an average annual rate of 5.4% from 2022-2031, due to secular tailwinds including an aging population, rising acuity, and prevalence of chronic conditions.
There is a fundamental shift in the needs of health systems, hospitals, and alternate site providers to move from supplemental and peak need sourcing of medical equipment toward more comprehensive onsite inventory management and maintenance solutions. As healthcare facilities look to balance the challenge of providing better care at lower costs, they are more open to third party partnerships that outsource critical but non-core support functions. The move toward full outsourcing is not unlike trends in similar services at hospitals including food service, laundry, professional staffing, and technology.
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
Centralizing shared services across the IDN. Health systems with duplicative services across multiple facilities in close proximity have an increased risk of unnecessary variation, greater costs, and suboptimal outcomes. Many health systems have centralized and consolidated non-clinical services as a shared service, including billing, reimbursement, supply chain, human resources, IT, etc. We have witnessed a growing trend among IDNs to centralize and consolidate equipment maintenance and logistics among member facilities. In our experience, because most health systems do not currently have the storage, technical, or transportation resources for managing a shared equipment management function, they will seek third party support to optimize equipment utilization, redeploy equipment where needed, and reduce overall equipment costs.
Increase in infection control risks. Infection control remains an essential priority for hospitals and health systems as a way to limit the spread of hospital-acquired infections and broad transmission of infectious diseases during a pandemic. Most focus in this area is around hand hygiene, the proper use of personal protective equipment ("PPE"), and the reprocessing and sterilization of critical and semi-critical medical devices (e.g. surgical instruments, endoscopes). Often overlooked is the reprocessing of non-critical medical devices, such as infusion pumps and ventilators, that are commonly touched by caregivers and patients. If not properly cleaned and sanitized between patient use, these devices can pose increased infection control risks. We expect an increase in demand of onsite equipment management programs to address proper reprocessing of these types of devices and help lower infection risks and allow clinicians to spend more time at the patient bedside and less time cleaning equipment.
Our Solutions
We provide a comprehensive offering for the manufacturing, management, maintenance, and mobilization of critical medical devices, built on an integrated service platform. Our solutions help reduce the cost and complexity of acquiring, managing, and maintaining medical equipment inventories. The integrated nature of our offerings within our end-to-end service framework ensures we maximize value to over 10,000 customers nationwide as we address more aspects of the equipment lifecycle continuum.
While customers may initially engage with us across one aspect of our service lines within this framework, we employ a variety of land-and-expand tactics to grow our relationships and customer share-of-wallet over time. These tactics include:
•Gateway solutions which offer an entry point to the economic buyer and include peak need equipment, surgical lasers and equipment, specialty beds and surfaces, and supplemental clinical engineering services;
•Vertical solutions which provide a deeper level of service with clinical offerings tailored to specific patient needs (e.g. bariatrics, wound management, falls management) and clinical engineering programs for broad equipment categories (general biomedical devices, diagnostic imaging equipment, surgical instruments);
•Comprehensive, connected solutions through onsite managed services and outsourced clinical engineering services that connect previously fragmented customer workflow processes to drive operational efficiencies, realize improved clinician and equipment productivity, lower total cost of ownership, ensure regulatory compliance, reduce waste, improve time to therapy, and allow customers to effectively lower costs; and
•Comprehensive logistics, management and clinical engineering solutions that allow IDNs to manage equipment inventories across multiple locations, and supports city, state, and federal government agencies in managing and maintaining equipment stockpiles.
We deploy our solution offering across three primary service lines:
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing, and logistics of medical equipment at individual facilities and IDNs, with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. Our more than 1,300 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds, and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing, and servicing equipment as needed between each patient use. Revenue attributable to such customers for the years ended December 31, 2023 and 2022 represented 22% and 23% of our total revenue, respectively.
Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair, and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment, and surgical equipment through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting, and temporarily fill open biotechnical positions. With our outsourced offering, we assume full management, staffing, and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We employ more than 800 technicians across our more than 150 local market service centers and Centers of Excellence who can flex in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We use flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced services during peak workload. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers for the years ended December 31, 2023 and 2022 represented 39% and 38% of our total revenue, respectively.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need, and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with hospital systems and alternate site providers. We consistently achieve high customer satisfaction ratings, as evidenced by our Net Promoter Score ("NPS") of 40 for the year ended December 31, 2023. For these customers we deliver patient-ready equipment within our contracted equipment delivery times and provide technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation, and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive QMS which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard for optimal patient safety and outcomes. Revenue attributable to such customers for both years ended December 31, 2023 and 2022 represented 39% of our total revenue.
Many of our customers have multiple contracts with Agiliti with revenue reported across multiple service lines. Our contracts vary based upon service offering, including with respect to term (with most being multi-year contracts), pricing (daily, monthly, and fixed fee arrangements) and termination (termination for convenience to termination for cause only). Many of our contracts contain customer commitment guarantees and annual price increases tied to the consumer price index. Standard contract terms include payment terms, limitation of liability, force majeure provisions, and choice of law/venue.
Because we work closely with customers to provide a long-term, value-based solution versus a product-based, transactional approach, they are motivated to expand their relationships with us over time. We have demonstrated an ability to grow revenue up to 5-6x with existing customers as they move toward our full suite of highly complementary services. Among our top 50 customers by revenue growth from 2015 to 2023, total revenue rose from an aggregate of approximately $23.1 million for the year ended December 31, 2015, to approximately $164.6 million for the year ended December 31, 2023. Within each of those customers, revenue growth ranged from $1.4 million to $16.7 million across all three primary service lines, with an average increase of $2.8 million per customer.
Further, the infrastructure and capabilities required to provide connected, responsive equipment lifecycle management is typically cost-prohibitive, even for large IDNs. Our nationwide network of clinical engineers, storage and repair facilities, vehicles, and analytics tools gives us scale to provide cost-effective services for individual facilities, systems, regional IDNs, governments, and device manufacturers.
Competitive Strengths
We believe our business model presents an attractive value proposition to our customers and that our comprehensive medical device management solutions and ability to work in partnership with and across Original Equipment Manufacturers (“OEMs”) as a device-agnostic service provider have contributed to our growth in recent years. Our unique framework for end-to-end medical equipment management, delivered through our nationwide service and logistics infrastructure, differentiates us in the marketplace and is without comparable peers. We believe our more than 85 years of experience, extensive employee base of trained technicians, and our reputation for service excellence has earned us a leading position in our industry. We attribute our historical success to our:
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
We employ a number of technical, clinical, and surgical specialists that engage directly with our customers to drive improved cost, efficiency, and clinical outcomes. These include over 800 biomedical repair technicians, more than 4,000 field-based service operators, and over 200 field sales and account managers. Our specialized teams, large equipment fleet, and quality assurance programs have been built over 85 years serving provider customers and represent a significant investment in infrastructure over time. This places us in a unique and hard-to-replicate position with the scale to serve the most complex acute care hospitals, such as teaching, research or specialty institutions, that demand access to current and preferred technologies to meet the complex needs of their patients.
Proprietary software and asset management tools. We have used our 85 years of experience and our extensive database of equipment management information to develop sophisticated software technology and management tools. These tools enable us to meet unique customer demands by supporting sophisticated onsite managed services that help drive cost efficiencies and equipment productivity for caregivers. We believe that our ongoing investment in new tools and technology will help continue to distinguish our offerings to the healthcare industry.
Commitment to quality. Class I and II medical devices are designed, manufactured, and distributed from our Sizewise manufacturing facilities. Each of the United States-based facilities that produce finished goods is registered with the United States Food and Drug Administration ("FDA") and follows strict quality guidelines in accordance with 21 CFR 820 and ISO 13485:2016.
Agiliti also services and repairs medical devices manufactured by other OEMs. Third-party service providers like Agiliti are not required to register their sites with the FDA; therefore, there are no regulations that specifically apply to our maintenance of medical devices. We’ve made a commitment, however, to do the right thing for our customers and their patients by staffing a dedicated Quality team and implementing a QMS based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment to quality ensures that patient safety and risk management are at the center of every product decision, and that our equipment is serviced to the highest standards in the industry. We have elected to have independent accredited registrars certify our QMS at over 110 of our local market service centers, government service centers, and Centers of Excellence to ISO 13485:2015. British Standards Institute (“BSI”) has certified over 90 of our local market service centers, government service centers, manufacturing sites, and Centers of Excellence to ISO 13485:2016. The Surgical Equipment Repair and Imaging Centers of Excellence are certified by Deutscher Kraftfahrzeug-Überwachungs-Verein e.V. (“Dekra”) and National Quality Assurance (“NQA”). Our manufacturing facilities are certified by Intertek. We believe that ISO 13485:2016 provides the stringent guidelines specific to medical devices to ensure that our fleet of equipment, as well as the equipment we service, is maintained to the highest quality standards. Our commitment to quality extends to our exclusive use of OEM parts to repair FDA 510(k) registered medical devices that we own, whenever available. Implementing optimal maintenance intervals and parts replacement extends equipment use life, thereby reducing waste and lowering risk of obsolescence. We believe that our robust QMS policies set us apart in our industry from those who may use less stringent quality practices on the equipment they own or maintain.
Superior customer service. We believe we have a long-standing reputation among our customers for outstanding service and quality. This reputation is largely attributable to our strong customer service culture, which is continuously reinforced by management’s commitment to, and significant investment in, hiring and training resources. We strive to seamlessly integrate our employees and solutions into the operations of our customers. We believe that our aggressive focus on the overall customer experience has helped us achieve high customer satisfaction ratings. Our customer satisfaction survey returned an NPS of 40 for the year ended December 31, 2023.
Low direct third-party payor reimbursement risk. Many healthcare providers rely on direct payment from patients or reimbursement from third-party payors. Our fees are primarily paid directly by our customers, rather than by third-party payors, such as Medicare, Medicaid, managed care organizations, or indemnity insurers. Accordingly, our exposure to uncollectible patient or reimbursement receivables or Medicare or Medicaid reimbursement changes is reduced, as evidenced by our bad debt expense of approximately 0.2%, 0.3%, and 0.2% of total revenue for the years ended December 31, 2023, 2022, and 2021, respectively.
Values driven culture centered on doing the right thing for our many stakeholders. Our team operates on a set of shared aspirations that reflect the manner in which we approach our work and serve the needs of our customers, team members, shareholders, and local communities. We believe these aspirations that underpin our culture, strategy, and service model help contribute to a safer and more sustainable healthcare system and frame the cornerstone of our success:
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
WE ARE OPERATIONALLY EXCELLENT. We demonstrate a tireless commitment to quality, reliability, and continuous improvement. We demand of ourselves the highest degree of accuracy, efficiency, and integrity in order to deliver exceptional service to our customers and their patients.
WE ARE CREATING A CATEGORY OF ONE. Together, we are building a highly differentiated service company that is the vendor of choice for customers and an employer of choice nationwide.
Highly engaged team. We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s development and to fostering a culture of diversity, inclusion, trust, and transparency. Approximately 43% of our total work force is comprised of minorities and approximately 29% of our team members are female. We offer competitive compensation and benefits programs, and we ensure our team members share in the success of our business with a company wide annual bonus program and an Employee Stock Purchase Plan. We strive to ensure Agiliti is a place where our people are proud to work, and we achieve that by listening to feedback and taking active steps to improve. In 2023, we achieved a 60 employee engagement score rating.
Proven management team. Our diverse and industry leading management team brings decades of executive-level healthcare expertise from across the sector and has successfully supervised the development of our competitive strategy, continually enhanced and expanded our service and product offerings, reinforced our nationwide operating footprint, and furthered our reputation as an industry leader in our category.
Key Elements of our Growth Strategy
Retain and expand existing customer relationships. While our overall market opportunity is large, there is also significant expansion opportunity within our existing customers. We have demonstrated the ability to grow our wallet share among existing customers by expanding the services we provide to them over time. Looking at our top 50 customers by revenue growth between 2015 and 2023, total revenue rose from an aggregate of approximately $23.1 million for the year ended December 31, 2015, to approximately $164.6 million for the year ended December 31, 2023. Within each of those customers, revenue growth ranged from $1.4 million to $16.7 million across all three primary service lines, with an average increase of $2.8 million per customer.
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

Grow our serviceable market by contracting with those that insource today. We believe that as we reach additional potential customers with demonstrated value both in improved patient care and reduced costs, we can grow our total addressable market by contracting with new clients that were not previously outsourcing device management services. Further, this market is also experiencing tailwinds that make the total addressable market, the total contracted market, and our own contracts with ongoing customers poised to continue to expand. Examples of these tailwinds include increasing overall provider volumes, increasing use and complexity of medical devices and increased outsourcing by hospitals.
Invest in complementary offerings that enhance customer relationships. As the medical device field becomes increasingly complex and the number of devices used per patient on average increases over time, we routinely evaluate additional services and methods of approaching service delivery that increase value for our clients. As an example, this has recently taken the form of expanding our work with federal, state, and local governments to help them maintain and mobilize strategic stockpiles of ventilators and other critical medical equipment.
Opportunistically pursue accretive M&A. Due to our high and sustained value creation for customers and significant white space within existing customer relationships, we believe that pursuing opportunistic M&A will drive increasing returns through embedded customer relationships. From 2016-2023, we successfully integrated 11 acquisitions and will continue to pursue opportunistic M&A as part of our long-term growth strategy.
Business Operations
Service Centers
As of December 31, 2023, we operated more than 150 local market service centers which allow us to provide our end-to-end healthcare technology management and service solutions to customers in virtually all markets throughout the United States. Each service center is responsible for supporting the equipment management needs of its local healthcare market across all sites of care. Each service center maintains an inventory of locally demanded equipment, parts, supplies, and other items tailored to accommodate the needs of individual customers within its geographical area. Should additional or unusual equipment be required by one of our customers, a local service center can draw upon the resources of our other service centers. With access to more than one million owned or managed units of medical equipment (over 300,000 owned) available for customer use as of December 31, 2023, we believe we can most often obtain the necessary equipment within 24 hours.
Depending on market size and demands, our service centers are staffed by multi-disciplined teams of sales professionals, service representatives, customer service technicians, clinical engineering (biomedical) equipment technicians, and surgical services technologists trained to deliver on our complete portfolio of customer solutions. Employees providing resident-based services through our on-site managed programs are supported by local site managers and/or the service centers in the markets where those customers are located.
Centers of Excellence
Our local market service center network is supported by strategically located Centers of Excellence. These centers focus on providing highly specialized clinical engineering service and support. The Centers of Excellence also provide overflow support, technical expertise, training programs, and specialized service functions for our local service centers. All specialized depot work required by our manufacturer customers resides within these Centers of Excellence. Our Centers of Excellence are certified to ISO 13485:2016 by BSI, DEKRA, NQA, and Intertek as a quality commitment to our customers.
Centralized Functions
Our corporate office is located in Eden Prairie, Minnesota. We have centralized many of the key elements of our equipment and service offerings in order to create standardization and to maximize our operating efficiencies and uniformity of service. Some of the critical aspects of our business centralized within our corporate office include contract administration, marketing, purchasing, pricing, logistics, accounting, quality, and information technology.
Medical Equipment Fleet
We acquire, manufacture, or manage medical equipment to meet our customers’ needs in some of the following product areas: respiratory therapy, infusion therapy, newborn care, critical care, patient monitors, specialty beds and therapy surfaces (which includes fall management equipment, bariatrics equipment, pressure area management and wound therapy equipment, stretchers, and wheelchairs), and surgical equipment. We believe we maintain one of the most technologically advanced and comprehensive equipment fleets in the industry and routinely acquire new and certified pre-owned equipment to enhance our fleet. Our specialized equipment portfolio managers evaluate new products each year to keep abreast of current market technology and to determine whether to add new products to our equipment fleet. In making equipment purchases, we consider a variety of factors, including manufacturer credibility, repair and maintenance costs, anticipated user demand, equipment mobility, and anticipated obsolescence. We generally do not enter into long-term fixed price contracts with suppliers of our equipment. As of December 31, 2023, we owned or managed more than one million units of medical equipment available for use by our customers of which more than 300,000 were owned by Agiliti.
In 2023, our ten largest manufacturers of medical equipment supplied approximately 65% (measured in dollars spent) of our direct medical equipment purchases. In 2023, three of our largest medical equipment suppliers accounted for approximately 41% of our medical equipment purchases (measured in dollars spent).
Corporate Citizenship Matters
Our approach to corporate citizenship is guided by a detailed understanding of those matters most material to Agiliti, its customers, team members, shareholders and other stakeholders across the communities we serve. Our differentiated product and service offerings provide powerful benefits to the nation’s healthcare industry and align with several United Nations Sustainable Development Goals (“UN SDGs”), including Optimizing Clinical Outcomes (UN SDG 3), Improving Economic Outcomes (UN SDG 8), and Reducing Waste (UN SDG 12). We intend to partner with our customers, suppliers, and other stakeholders to maximize those benefits as we continue to evolve our business offerings. In that spirit, we seek to demonstrate our commitments to corporate citizenship through purposeful actions and meaningful results and by thoughtfully managing the risks and opportunities that shape the long-term sustainability of our business.
In 2023, we continued to make progress on our priority focus areas, which are detailed in our corporate citizenship reporting, and include our commitments to product quality standards; investments in our teams to prioritize safety and engagement; and, monitoring the energy and emissions intensity of our operations. Our strategic focus in 2023 also included careful tracking of emerging sustainability regulations and preparation for future reporting requirements.
We maintain a formal governance structure to oversee our corporate citizenship efforts, including oversight from the Nominating and Corporate Governance Committee of the Board of Directors and a cross-functional steering committee comprised of senior leaders that supports the execution of strategy and reporting. These groups meet regularly to assess performance, guide strategy, and review disclosures for quality and accuracy. For more information about our corporate citizenship efforts please see our investor relations website.
Human Capital
We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s training and development, and to open, two-way communication. Our culture is underpinned by our core belief, our Code of Conduct and our strong commitment to diversity, equity, and inclusion.
As of December 31, 2023, we employed more than 5,800 employees throughout the United States. We believe we generally have good relations with our employees.
Talent Acquisition
Diversity and Inclusion: We foster a diverse company culture where all backgrounds and perspectives are welcomed, valued, and respected equally. As of 2023, ethnically diverse talent represents more than 43% of our workforce. We have adopted an Equal Employment Opportunity & Affirmative Action policy to further our commitment to providing equal employment opportunities to all Agiliti employees and applicants for employment.
Talent Development: We offer to our team members role-based and career development training covering a broad curriculum each year—from leadership development courses, to role-based skills development and high-touch onboarding experiences, we strive to offer the tools and resources our team members need to perform at their best and grow their careers. More than 22% of our positions are filled internally year-over-year, and roughly 57% of our leadership roles were filled internally in 2023. We enjoyed a 77% employee retention rate in 2023. In addition, we offer dynamic online training through our Quality Management System covering all dimensions of operations, safety, quality, and compliance across the company.
Engagement: We believe a strong and sustainable company begins with an engaged and empowered team. We are committed to investing in our team’s training and development and to fostering a culture of trust and transparency. We constantly strive to make Agiliti a place where people are proud to work, and we achieve that by listening to feedback and taking active steps to improve. In our most recent survey (2023), we achieved a 60 employee engagement score rating.
Health & Safety: We ensure Agiliti is a safe place to work where team members feel supported and protected. We offer comprehensive health and wellness benefits and our team members are trained annually on safe work practices and procedures. Find more information in our policies on PTO and PTO for illness.
Intellectual Property
We have registrations with the United States Patent and Trademark Office (“PTO”) for the following marks: "Asset360®" and "BioMed360®"; “Universal Hospital Services, Inc.,” ‘‘UHS®’’ and the UHS logo; “OnCare,” “Harmony,” “Quartet,” “Agiliti” and the Agiliti logo. We have applications pending with the United States Patent and Trademark Office for the following marks: “Vityl.” United States service mark registrations are generally for a term of 10 years, renewable every 10 years if the mark is used in the regular course of business. Sizewise maintains 45 issued patents in the United States and other countries, is prosecuting ten pending patent applications in the United States and other countries. No decisions have been made regarding foreign patent protection, but new foreign patent applications are likely. Sizewise maintains 46 registered trademarks in the United States and in other countries. Sizewise maintains five applications for registration of trademarks in the United States and one in Canada. Sizewise also has many common law trademarks. Sizewise owns copyrights on original works of authorship and provides appropriate notice of copyright on its original works of authorship. There is currently no pending litigation pertaining to seven Sizewise’s intellectual property.
We have a domain name registration for agilitihealth.com, which serves as our main website. In 2011, we registered the domain name OnCareMedical.com featuring our OnCare™ sub-brand for patient handling products. In 2012, we registered UHSSurgicalServices.com. In 2016, we acquired resxray.com. In 2021, we acquired Sizewise.com. In 2023, we acquired dabir-surfaces.com.
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
Marketing
We market our programs primarily through our direct sales force, which consisted of more than 200 sales representatives as of December 31, 2023. We support our direct sales force with technical, clinical, surgical, and financial specialists, who lead new business selling efforts to deliver comprehensive solutions for our customers. Our national accounts team also supports our direct sales force through its focus on securing national and regional contracts.
Our sales force uses a structured and consistent process to target customers where we can deliver significant financial and operational value over time. Each sales team member is responsible for identifying and prioritizing customer opportunities in their territory through the use of segmentation tools and market intelligence, leading to short- and long-term sales pipelines balanced across our comprehensive solutions. The sales force then engages customers directly with insights and tailored solutions that address specific customer challenges while using tools to demonstrate financial and operational savings. Our goal with this approach is to help customers with their most pressing challenges first and measure their return on value for each solution. We then work to connect additional solutions that add incremental and synergistic value for our customers, leading to an end-to-end approach to medical equipment management. Each activity our sales force initiates is aligned to our customer’s buying process and is designed to move the opportunity quickly through the sales process. Every step in the process is documented in a customer relationship management ("CRM") system, where we continually monitor and manage sales pipelines, opportunity mix, and sales forecasts.
The members of the sales force are compensated with a combination of base pay and variable incentive pay. The percentage of each individual’s overall compensation that is comprised of base pay versus variable incentive pay is dependent on the individual’s position. Sales force members whose primary responsibility is account management receive a higher percentage of base pay, while sales force members whose primary responsibility is the generation of new business receive a higher percentage of variable incentive pay. The actual variable incentive pay received by an individual is based on achievement of certain performance metrics, including revenue, earnings, and/or new business milestones.
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
In our marketing efforts, we primarily target key decision makers such as administrators, chief executive officers, chief financial officers, chief technology officers, chief medical officers and chief nursing officers, as well as physicians, directors and managers of functional departments, such as supply chain, materials management, surgery, purchasing, pharmacy, biomedical services, and clinical engineering. We also promote comprehensive solutions to IDNs, hospitals, surgery centers, manufacturers, alternate site provider groups, and associations.
Seasonality and Business Interruption
Quarterly operating results are typically affected by seasonal factors. Historically, our first and fourth quarters are the strongest, reflecting increased hospital census and patient acuity during the fall and winter months. However, the COVID-19 pandemic impacted the seasonality of our business and we would expect any future pandemics to have a similar effect on seasonality. Our business can also be impacted by natural disasters, such as hurricanes and earthquakes, which may affect our ability to transfer equipment to and from our customers, and by equipment recalls, which can cause equipment to be removed from market use. We may also see variability in our business during down economic cycles with high levels of unemployment at which times our customers typically experience weaker census and higher levels of indigent patients.
Regulatory Matters
Regulation of Medical Equipment
Our customers are subject to documentation and safety reporting regulations and standards with respect to the medical equipment they use, including those established by the FDA, CMS and the National Fire Protection Association (“NFPA”). Various states and municipalities may also have similar regulations.
We monitor changes in regulations and standards to accommodate the needs of customers by providing specific product and manufacturer information upon request. Manufacturers of medical equipment are subject to regulation by agencies and organizations such as the FDA, Underwriters Laboratories, and the NFPA. We believe that all medical equipment we outsource conforms to these regulations.
The Safe Medical Devices Act of 1990 (“SMDA”), which amended the Food, Drug and Cosmetic Act (“FDCA”), requires manufacturers, user facilities, and importers of medical devices to report whenever they believe there is a probability that a medical device has caused or contributed to a death, illness, or injury. In addition, the SMDA requires the establishment and maintenance of adverse safety and effectiveness data and various other FDA reports. Manufacturers and importers are also required to report certain device malfunctions. We diligently evaluate all complaints for devices we manufacture and report to the FDA as required.

Besides the FDA, a number of states regulate medical device distributors and wholesalers either through pharmacy or device distributor licensure. Currently, we hold such licenses in 26 states. Some licensure regulations and statutes in additional states may apply to our activities. Although our failure to possess such licenses in these states for our existing operations may subject us to certain monetary fines, we do not believe the extent of such fines, in the aggregate, would be material to our liquidity, financial condition, or results of operations.
In addition, we are required to provide information to manufacturers regarding the permanent disposal or any change in ownership of certain categories of medical outsourcing equipment. While we believe our medical equipment tracking systems are in compliance with these regulations, these regulations are subject to change and such changes could have an impact on how we conduct our business.
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) applies to certain covered entities, including health plans, healthcare clearinghouses and healthcare providers, as well as to business associates such as us. HIPAA regulations protect individually identifiable health information, including information in an electronic format, by, among other things, setting forth specific standards under which such information may be used and disclosed, providing patients’ rights to obtain and amend their health information, requiring notification to individuals, federal and state agencies, and media outlets in the event of a breach of health information and establishing certain administrative requirements for covered entities. The Health Information Technology for Economic and Clinical Health ("HITECH") Act created legal obligations for business associates and extended criminal and civil sanctions to business associates for violations of HIPAA requirements.
Because of our self-insured health plans, we are also a covered entity under the HIPAA regulations. Also, we may be obligated to comply with certain HIPAA requirements as a business associate of various healthcare providers. In addition, various state legislatures have enacted and may continue to enact additional privacy legislation that is not preempted by the federal law, which may impose additional burdens on us. Moreover, other federal privacy legislation may be enacted. Accordingly, we have made and, as new standards go into effect, we expect to continue to make, administrative, operational, and information infrastructure changes in order to comply with these requirements.
The Patient Protection and Affordable Care Act (the “Affordable Care Act”) has resulted in significant reforms to the U.S. healthcare system and the structure of the healthcare provider delivery system. The Affordable Care Act calls for additional transparency around payments made by the pharmaceutical and medical device industries to doctors and teaching hospitals, which may include gifts, food, travel, and speaking or consultancy fees. All U.S. manufacturers of drugs, devices, biologics or medical supplies, including distributors who hold title to such drugs, devices, biologics, or medical supplies, for which payment is available under government-funded health insurance programs (i.e., Medicare, Medicaid and the State Children’s Health Insurance Program) must report annually to the U.S. Department of Health and Human Services any payment or gift, which represents a “transfer of value,” to a physician, physician assistant, nurse practitioner, clinical nurse specialist, certified registered nurse anesthetist, certified nurse-midwife, or teaching hospital, including detailed information about the nature and value of remuneration provided, and the identity of the receiving individual or entity. Additionally, states may require manufacturers to report information that is not required or is exempted under the federal reporting requirements. For example, a state may require manufacturers to report advertising expenditures, loans of medical devices, in-kind gifts to charities, and payments to other recipients, group purchasing organizations ("GPOs"), and retailers. We identify applicable state reporting requirements as they become effective.
We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly defined to include anything of value, including gifts, discounts, credit arrangements, and in-kind goods or services. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside the healthcare industry. Violations can result in imprisonment, civil or criminal fines, or exclusion from Medicare, Medicaid, and other governmental programs. Contracts with healthcare facilities and other marketing practices or transactions may implicate the Anti-Kickback Statute. We have attempted to structure our contracts and marketing practices to comply with the Anti-Kickback Statute along with providing training to our employees. However, we cannot ensure that we will not have to defend against alleged violations from private entities or that the Office of Inspector General ("OIG") or other authorities will not find that our practices violate the Anti-Kickback Statute.
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
Third-Party Reimbursement
Our fees are primarily paid directly by our customers rather than through direct reimbursement from third-party payors, such as Medicare or Medicaid. We do not typically bill the patient, the insurer, or other third-party payors directly for services provided for hospital or alternate site provider inpatients or outpatients. Sometimes our customers are eligible to receive third-party reimbursement for our services. Consequently, the reimbursement policies of such third-party payors have a direct effect on the ability of healthcare providers to pay for our services and an indirect effect on our level of charges. Also, in certain circumstances, third-party payors may take regulatory or other action against service providers even though the service provider does not receive direct reimbursement from third-party payors.
Hospitals and alternate site providers face cost containment pressures from public and private insurers and other managed care providers, such as health maintenance organizations, preferred provider organizations, and managed fee-for-service plans, as these organizations continue to place controls on the reimbursement and utilization of healthcare services. We believe that these payors have followed or will follow the government in limiting the services that are reimbursed and in exerting downward pressure on prices. In addition to promoting managed care plans, employers are increasingly self-funding their benefit programs and shifting costs to employees through increased deductibles, co-payments, and employee contributions. Hospitals and healthcare facilities are also experiencing an increase in uncompensated care or “charity care,” which causes increased economic pressures on these organizations. We believe that these cost reduction efforts will place additional pressures on healthcare providers’ operating margins and will encourage efficient equipment management practices such as the use of our outsourcing and onsite managed solutions.
Liability and Insurance
Our business entails the risk of claims related to the manufacturing, outsourcing, sale, and service of medical equipment. In addition, our instruction of hospital and alternate site provider employees with respect to the use of equipment and our professional consulting services are sources of potential claims. We have not suffered a material loss due to a claim. However, any such claim, if made, could have a material adverse effect on our business. While we do not currently provide any services that require us to work directly with patients, expansion of services in the future could involve such activities and subject us to claims from patients.
We maintain a number of insurance policies, including commercial general liability coverage (product and premises liability insurance), automobile liability insurance, worker’s compensation insurance, and professional liability insurance. We also maintain excess liability coverage. Our policies are subject to annual renewal. We believe that our current insurance coverage is adequate. Claims exceeding such coverage may be made and we may not be able to continue to obtain liability insurance at acceptable levels of cost and coverage.
Facilities
Our corporate headquarters are in Eden Prairie, Minnesota, where we lease 75,978 square feet of office space as of December 31, 2023. We also have domestic offices in Alabama, Alaska, Arkansas, Arizona, California, Colorado, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New Mexico, Nevada, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin.
We lease all of our facilities. We believe that our facilities are adequate for our current needs and anticipate that suitable additional space will be readily available to accommodate any foreseeable expansion of our operations.
Our Principal Stockholder
Thomas H. Lee Partners, L.P. ("THL") is our principal stockholder. THL is a premier private equity firm that invests in middle market growth companies, headquartered primarily in North America, exclusively in three sectors: Financial Services, Healthcare, and Technology & Business Solutions. The firm couples its deep sector expertise with dedicated internal operating resources to transform and build great companies of lasting value in partnership with company management. Since 1974, THL has raised $35 billion of equity capital, invested in more than 170 companies and completed more than 600 add-on acquisitions that represent an aggregate enterprise value of over $250 billion.
General Corporate Information
We commenced operations in 1939, originally incorporated in Minnesota in 1954 and reincorporated in Delaware in 2001. In 2019, we completed a business combination transaction involving entities affiliated with THL, and entities affiliated with our former owners, by which THL became our principal shareholder (such transaction referred to herein as the "Business Combination"). Since the Business Combination, we have been controlled by THL Agiliti LLC (“THL Stockholder”), an affiliate of THL. We completed our initial public offering (“IPO”) in April 2021.
Available Information
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge at investors.agilitihealth.com/financials/sec-filings when such reports are available on the SEC’s website. The Company periodically provides other information for investors on its corporate website www.agilitihealth.com, and its investor relations website, investors.agilitihealth.com. This includes press releases and other information about financial performance, information on environmental, social and corporate governance and details related to the Company’s annual meeting of shareholders. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.
ITEM 1A. Risk Factors
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
•A global economic downturn could adversely affect our customers and suppliers or have new, additional adverse effects on them, which could have further adverse effects on our operating results and financial position.
•Future disease outbreak, including epidemics, pandemics or similar widespread public health emergencies could materially and adversely affect our business, operating results, financial condition and prospects.
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
On December 14, 2022, the Company entered into a new agreement (the “Agreement”) with the U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (“ASPR”) for preventive maintenance services (“PMS”), management and storage for ventilator and powered air purifying respirator (“PAPR”) systems. The Agreement’s performance period commenced on August 28, 2023, and is anticipated to have a period of performance of four years and six months, consisting of a base period of twelve months, three one-year option periods and an additional six-month option period. The Agreement is valued at up to $491 million over its expected term. Additionally on December 14, 2022, the Company received a modification to the Company’s current HHS/ASPR agreement that expired on February 27, 2023, incorporating Federal Acquisition Regulation (“FAR”) 52.217-8, which allows the government to extend the term of this current agreement by up to six months. For the year ended December 31, 2023, approximately 10.4% of total revenue related to contracts with HHS and ASPR. To the extent the Agreement or other contracts with significant customers are not renewed or are terminated, or the timing of any such renewal is substantially delayed, our revenue and operating results would be significantly impacted.
A substantial portion of our revenue come from customers with which we do not have long-term commitments, and cancellations by or disputes with customers could decrease the amount of revenue we generate, thereby reducing our ability to operate and expand our business.
For the year ended December 31, 2023, approximately 75% of our total revenue was derived from customers that purchased equipment or services from us through a GPO that contracted with us on behalf of its members. The remaining 25% of revenue was derived from customers that contract with us directly. Our customers are generally not obligated to outsource our equipment under long-term commitments. The short-term services we provide could be terminated by the customer without notice or payment of any termination fee. A large number of such terminations may adversely affect our ability to generate revenue growth and sufficient cash flows to support our growth plans. In addition, those customers with long-term commitments may have contracts that do not permit us to raise our prices, yet our cost to serve may increase. Any of these risks could have a material adverse impact on our ability to operate and expand our business.
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
Our suppliers also may be negatively impacted by further economic downturn and tighter capital and credit markets. If our key suppliers experience financial difficulty and are unable to deliver to us the equipment we require, we could be forced to seek alternative sources of medical equipment or to purchase equipment on less favorable terms, or we could be unable to fulfill our requirements. A delay in procuring equipment or an increase in the cost to purchase equipment could limit our ability to provide equipment to customers on a timely and cost-effective basis (e.g., supply chain issues). Any of these occurrences, all of which are out of our control, could have a material adverse effect on our financial condition.
Future disease outbreak, including epidemics, pandemics or similar widespread public health emergencies could materially and adversely affect our business, operating results, financial condition and prospects.
In May 2023, both the U.S. and the World Health Organization declared an end to the COVID-19 pandemic as a public health emergency, and the health consequences have been mitigated by the availability of vaccines and therapeutics to treat COVID-19 infections. However, epidemics, pandemics, or similar widespread public health emergencies have in the past and may in the future result in adverse economic impacts both domestically and internationally that impact our operations and financial condition.
The COVID-19 pandemic and its variants caused disruptions to our operations and those of our suppliers, customers or vendors and our business may be similarly adversely impacted by future disease outbreak. We source equipment from different parts of the world that may be affected by an epidemic, pandemic or similar widespread public health emergency, which could have an adverse impact on our supply chain operations and ability for manufacturers to obtain materials needed to assemble the products we offer. The extent to which disruptions to the global supply chain, inflationary pressures, including accompanying higher interest rates, and a tightening labor market may impact our operational and financial performance depends on the duration and severity of such factors and on our ability and the ability of various governments to combat and/or mitigate such pressures. In the past, some of these economic factors have increased and may continue to increase our costs, and we may not be able to offset such increases in the future.
Government shutdown orders or a change to our business classification as an “essential business” due to an epidemic, pandemic or similar widespread public health emergency may result in a closure of operations for an uncertain duration impacting our business results. Preventing the effects from and responding to this market disruption or any other public health threat, related or otherwise, may further increase our costs of doing business and may have a material adverse effect on our business, financial condition and results of operations.
Additionally, in response to the COVID-19 pandemic, our customers including the federal government and certain state and local governments purchased significant amounts of medical equipment of the type we offer in our rental fleet. Future epidemics, pandemics or similar widespread public health emergencies could result in a similar reaction from our customers which could reduce the demand for our rental equipment.
The ultimate impact of pandemics, epidemics and public health emergencies on our business, results of operations, financial condition and cash flows is dependent on future developments, including the duration of any such event and the related length of its impact on the U.S. and global economies and their healthcare systems, which are uncertain and cannot be predicted. Future epidemics, pandemics or similar widespread public health emergencies could have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our reputation, sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results.
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
We purchased medical equipment from over 500 manufacturers and suppliers in 2023, ten of which accounted for approximately 65% of our direct medical equipment purchases in 2023. Additionally, we purchase repair parts, supplies and disposables from medical equipment manufacturers and suppliers that are necessary to our business. Adverse developments concerning key suppliers or our relationships with them could force us to seek alternative sources for our medical equipment or repair parts or to purchase such equipment or repair parts on less favorable terms. A delay in procuring equipment or repair parts or an increase in our cost to purchase equipment or repair parts could limit our ability to provide equipment and/or services to our customers on a timely and cost-effective basis. In addition, if we do not have access to certain parts, or if manufacturers and suppliers do not provide access to the appropriate equipment manuals or training, we may not be able to provide certain clinical engineering services.
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
We monitor the recoverability of our long-lived assets, such as amortizing intangibles and equipment, and evaluate their carrying amount for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. We annually review goodwill to determine if impairment has occurred. Additionally, interim reviews are performed whenever events or changes in circumstances indicate that impairment may have occurred. If the testing performed indicates that impairment has occurred, we are required to record a non-cash impairment charge for the difference between the carrying amount and fair value of the long-lived assets or the carrying amount and fair value of the reporting unit, in the period the determination is made. The testing of long-lived assets and goodwill for impairment requires us to make estimates that are subject to significant assumptions about our future revenue, profitability, cash flows, fair value of assets and liabilities, weighted average cost of capital, as well as other assumptions. Changes in these estimates, or changes in actual performance compared with these estimates, may affect the fair value of long-lived assets or reporting unit, which may result in an impairment charge.
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
Our nursing home and home care customers may pose additional credit risks since they are generally less financially sound than hospitals. In addition, such cost pressures increased due to temporary and permanent closure of nursing homes and home care agencies following the spread of COVID-19. These customers continue to face cost pressures. We may incur losses in the future due to the credit risks, including potential bankruptcy filings, associated with any of these customers.

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
Any failure of our management information systems, including as a result of a cybersecurity event or other system breach, could harm our business and operating results.
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
Although we do not receive a significant amount of direct reimbursement from the U.S. federal government in the normal course of our business, we are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” has been broadly defined to include anything of value, including gifts, discounts, credit arrangements, and in-kind goods or services. Certain federal courts have held that the Anti-Kickback Law can be violated if “one purpose” of a payment is to induce referrals. The Anti-Kickback Statute is broad and prohibits many arrangements and practices that are lawful in businesses outside the healthcare industry. Violations can result in imprisonment, civil or criminal fines or exclusion from Medicare, Medicaid and other governmental programs. The OIG issued a series of safe harbors that if met will help assure healthcare providers and other parties will not be prosecuted under the Anti-Kickback Law. Contracts with healthcare facilities and other marketing practices or transactions may implicate the Anti-Kickback Statute. We have attempted to structure our contracts and marketing practices to comply with the Anti-Kickback Statute along with providing training to our employees. However, we cannot ensure that we will not have to defend against alleged violations from private entities or that the OIG or other authorities will not find that our practices violate the Anti-Kickback Statute.
Our contracts with the federal government subject us to additional oversight.
Since entering into our initial contract with HHS for the comprehensive maintenance and management services of medical ventilator equipment in 2020, the U.S. government has been our largest customer. In addition to our current long-term agreement with HHS, we have other agreements with the U.S. government. For the year ended December 31, 2023, we derived approximately 10% of our revenue from multiple contracts with agencies of the federal government. As such, we must comply with and are affected by laws and regulations relating to the award, administration and performance of U.S. government contracts. Government contract laws and regulations affect how we do business with our customers and impose certain risks and costs on our business. A violation of specific laws and regulations, by us, our employees, others working on our behalf, a supplier or a venture partner, could harm our reputation and result in the imposition of fines and penalties, the termination of our contracts, suspension or debarment from bidding on or being awarded contracts, loss of our ability to export products or services and civil or criminal investigations or proceedings. In some instances, these laws and regulations impose terms or rights that are different from those typically found in commercial transactions.
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
Risks Related to Our Indebtedness
We have substantial indebtedness.
As of December 31, 2023, we had approximately $1.1 billion in borrowings outstanding under our First Lien Term Loan Facility (as defined herein) (together with the Revolving Credit Facility (as defined herein), the “Credit Facilities”), respectively, and $6.8 million of letters of credit outstanding under our Revolving Credit Facility.
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
We are subject to interest rate risk in connection with the issuance of variable and fixed-rate debt. In order to maintain a desired mix of fixed-rate and variable-rate debt, we utilize interest rate swap agreements to fix a portion of our variable-rate debt. There is uncertainty in our ability to enter into additional swap agreements upon the expiration of our current arrangements in July 2025. In the current environment of high interest rates, we may not be able to manage our interest rate risk effectively, which could adversely affect our business, earnings and financial condition.
If we are unable to fund our significant cash needs, including capital expenditures, we may be unable to expand our business as planned or to service our debt.
We require substantial cash to operate our healthcare technology solutions and service our debt. Our healthcare technology solutions require us to invest a significant amount of cash in medical equipment purchases. To the extent that such expenditures cannot be funded from our operating cash flow, borrowings under our Credit Facilities or other financing sources, we may not be able to grow as currently planned. We currently expect that over the next 12 months, we will make net investments of approximately $80 to $90 million in new and pre-owned medical equipment, leasehold improvements and other capital expenditures. This estimate is subject to numerous assumptions, including revenue growth, the number of on-site managed solution signings, and any significant changes in customer contracts. In addition, a substantial portion of our cash flow from operations must be dedicated to servicing our debt and there are significant restrictions on our ability to incur additional indebtedness under the credit agreements governing our credit facilities.
Primarily because of our debt service obligations and debt refinancing charges and elevated depreciation and amortization charges we have incurred, we have had a history of net losses. If we consistently incur net losses, it could result in our inability to finance our business in the future. We had a net loss of $19 million for the year ended December 31, 2023. We had net income of $30 million and $24 million for the years ended December 31, 2022 and 2021, respectively. Our ability to use our United States federal income tax net operating loss carryforwards to offset our future taxable income may be limited. If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more current taxes than if we were able to utilize our net operating loss carryforwards without limitation, which could harm our results of operations and liquidity.
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
Since our IPO occurred in April 2021, there has been a public market for our common stock. Although we have listed our common stock on the NYSE under the symbol “AGTI,” an active trading market for our common stock may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock. The market price of our common stock may decline, and you may not be able to sell your shares of our common stock at or above the price you paid for our shares, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies by using our shares as consideration.
Operating as a public company requires us to incur substantial costs and requires substantial management attention.
As a public company, we incur substantial legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the NYSE. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition is more visible, which could result in threatened or actual litigation, including by competitors.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest resources to comply with evolving laws, regulations and standards, and continued investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from sales-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and could have a material adversely effect on our business, financial condition and results of operations.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that management certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal controls over financial reporting annually. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
As described in Item 9A. “Controls and Procedures,” management has concluded that our internal control over financial reporting was ineffective as of December 31, 2023 due to the material weaknesses caused by an insufficient number of trained resources with expertise in the design and implementation of controls to address identified risk related to IT systems and certain process-level controls including: (i) information technology general controls ("ITGC") across all financial reporting systems related to ineffective user access, including segregation of duties, and ineffective change management controls over certain financial reporting systems, and (ii) ineffective risk assessment processes and ineffective identification and design of process-level control activities related to order-to-cash (including revenue and accounts receivable) and manual journal entries. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer also concluded that our disclosure controls and procedures were not effective due to these material weaknesses in internal control over financial reporting
Our independent registered public accounting firm was required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 as of December 31, 2023. As described in Item 9A. “Controls and Procedures”, our independent registered public accounting firm has expressed an adverse report on the operating effectiveness of our internal control over financial reporting as of December 31, 2023. In the future, our independent registered public accounting firm may issue a report that is adverse in the event that it continues to not be satisfied with the level at which our controls are documented, designed or operating.
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
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We currently have 135,652,249 outstanding shares of common stock based on the number of shares outstanding as of February 29, 2024. The market price of our stock could decline if the holders of shares sell them or are perceived by the market as intending to sell them.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Our Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes and practices are fully integrated into the Company’s risk management program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards and intended to comply with applicable laws governing the use and protection of data, including HIPAA. In general, the Company seeks to address cybersecurity risks by focusing on preserving the confidentiality, integrity, and availability of the information that the Company collects and by aiming to identify, prevent and mitigate cybersecurity threats and respond to cybersecurity incidents when they occur.
The Company’s cybersecurity program is focused on the following key areas:
•Governance: As discussed in more detail below, the Board’s oversight of cybersecurity risk management is supported by the Audit Committee, which regularly engages with the Company’s risk management function, the Company’s Chief Information Officer (“CIO”), Chief Information Security Officer (“CISO”) and other members of management.
•Collaborative Approach: The Company has implemented a wide-ranging approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•Incident Response and Recovery Planning: The Company has established and maintains an incident response and recovery plan that addresses the Company’s response to a cybersecurity incident, and such plan is tested and evaluated on a regular basis.
•Third-Party Risk Management: The Company employs a risk-based approach to identify and oversee cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. The Company’s methods for managing third-party cybersecurity risk include reliance on contractual clauses, periodic due diligence, audits by third parties, and vulnerability testing.
•Education and Awareness: The Company provides biannual training for personnel regarding information security, privacy, and compliance.
The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company endeavors to adjust its cybersecurity policies, standards, processes and practices based on the information provided by these assessments, audits and reviews.
The Board oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats in coordination with the Audit Committee and regularly discusses the approach to cybersecurity risk management with management, including the Company's CIO and CISO. The Board and the Audit Committee each receive quarterly presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and vendors. The Board and the Audit Committee also receive prompt and timely information regarding cybersecurity incidents that may meet company-established reporting thresholds, as well as ongoing updates regarding such incidents through resolution.
The Company’s CISO, in coordination with our Chief Executive Officer, Chief Financial Officer, CIO, General Counsel and Chief Compliance Officer, works collaboratively across the Company to implement the Company’s cybersecurity program, to protect the Company’s information systems from cybersecurity threats, and to promptly respond to cybersecurity incidents in accordance with the Company’s incident response and recovery plans. The Company relies on the expertise of its cybersecurity team to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with the cybersecurity team and key security vendor partners, the CIO and CISO monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time.
The CIO has served in various roles in information technology for over 25 years, including serving as the Chief Information Officer and in a variety of senior technology roles at public companies. The CISO has served in various roles in information technology and information security for over 30 years, including previously serving as the Chief Information Security Officer of a large public company in the banking industry. In addition, the CISO held executive roles in information technology and cyber security development for the U.S. Department of Defense for over 20 years. The CISO holds a graduate degree in information and communication sciences and has attained the professional certification of Certified Information Systems Security Professional ("CISSP").
During the fiscal year ended December 31, 2023, we did not identify risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that have materially affected or are not reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, there is no guarantee that a future cybersecurity incident would not materially affect our business. For more information about the cybersecurity risks we face, see the risk factor entitled “Any failure of our management information systems, including as a result of a cybersecurity event or other system breach, could harm our business and operating results” under Item 1A., “Risk Factors” of this Form 10-K.
ITEM 2. Properties
As of December 31, 2023, we operated approximately 150 service centers nationwide, seven Centers of Excellence, and four manufacturing facilities, all of which are leased. The average square footage of our non-corporate locations is approximately 17,000 square feet. Our corporate office is located at a 75,978 square foot leased facility in Eden Prairie, Minnesota.
ITEM 3. Legal Proceedings
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for our Common Stock
Our common stock has been listed on the New York Stock Exchange under the symbol "AGTI" since April 23, 2021.
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
Holders of our Common Stock
As of February 29, 2024, there were approximately 11 holders of record of our common stock. The actual number of holders of common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the year ended December 31, 2023.
Share Repurchase Program
The following table shows information with respect to purchases of our Common Stock made during the three months ended December 31, 2023 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands) (1)
October 1-31	—	$—	—	$46,247
November 1-30	—	—	—	46,247
December 1-31	—	—	—	46,247
Total	—	$—	—	$46,247
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

The following graph compares the cumulative total return to stockholders on our common stock relative to the cumulative total returns of the S&P Mid-Cap Index (“S&P Mid-Cap”) and the Standard & Poor’s 500 Healthcare & Services Index (“S&P Healthcare Index”). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each index on April 23, 2021, the date our common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2023. The returns shown within the graph and table below are based on historical results and are not intended to suggest future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Agiliti, Inc.,
The S&P 500 Health Care (Sector) Index and the S&P Mid Cap 400 Index
$180
$160
$140
$120
$100
$80
$60
$40
04/23/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/31/23
06/30/23
09/30/23
12/31/23
* $100 Invested on April 23, 2021 in stock or index, including reinvestment of dividends
Agiliti, Inc.
S&P 500 Health Care (Sector)
S&P Mid Cap 400

	2023
Index	Mar 31.	Jun 30.	Sep 30.	Dec 31.
Agiliti, Inc.	$114	$118	$46	$57
S&P 500 Health Care (Sector)	106	108	105	111
S&P Mid Cap 400	93	97	93	103
ITEM 6. [Reserved]
Not applicable.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements as well as in Part I, Item 1A., “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K. Unless otherwise specified, the terms “we”, “our”, “us” and the “Company” refer to Agiliti, Inc. and, where appropriate, its consolidated subsidiaries.

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
In our 85 years of experience ensuring healthcare providers have high-quality, expertly maintained equipment to serve their patients, we’ve built an at-scale, strong nationwide operating footprint. This service and logistics infrastructure positions us to reach customers across the entire healthcare continuum—from individual facilities to the largest and most complex healthcare systems. Likewise, our ability to rapidly mobilize, track, repair and redeploy equipment during times of peak need or emergent events has made us a service provider of choice for city, state and federal governments to manage emergency equipment stockpiles.
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
•re-negotiations of contracts critical to our revenue; and
•changes in federal, state and local legislation, including healthcare and tax reformation.
We regularly monitor the economic and other factors listed above. We develop strategic and tactical plans designed to improve performance and maximize our competitive position. Our ability to achieve our financial objectives is dependent upon our ability to effectively execute these plans and to appropriately respond to emerging economic and company-specific trends.
Global Economic Conditions
Economic conditions remain uncertain, particularly due to the effects of global supply chain disruptions, and increased inflation. Economic and capital market conditions both in the U.S. and worldwide, have been volatile in the past and at times have adversely affected our access to capital and increased the cost of capital. The capital and credit markets may not be available to support future capital raising activity on favorable terms. If economic conditions decline, our future cost of equity or debt capital and access to the capital markets could be adversely affected. Changes in economic conditions, supply chain constraints, logistics challenges, labor shortages, and steps taken by governments and central banks including stimulus and spending programs, have led to higher inflation, which has led to an increase in costs and has caused changes in fiscal and monetary policy, including increased interest rates. Our operating results could be materially impacted by further changes to the macroeconomic environment and resulting economic conditions.
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
Some of our critical accounting policies require us to make difficult, subjective or complex judgments or estimates. An accounting estimate is considered to be critical if it meets both of the following criteria: (i) the estimate requires assumptions about matters that are highly uncertain at the time the accounting estimate is made, and (ii) different estimates reasonably could have been used, or changes in the estimate that are reasonably likely to occur from period to period may have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting policies and estimates include the following:
•revenue recognition;
•fair value measurements in business combinations including the recoverability and valuation of long-lived assets, goodwill, and definite-lived intangibles; and
•interest rate swaps.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Many of our customers have multiple contracts and have revenue reported in multiple service lines. Our contracts may include a base level of services provided for a stated period of time, optional services provided upon request, or products. Each of these products and services are generally capable of being distinct and are accounted for as separate performance obligations.
The price for each performance obligation is stated in the customer contract and is based upon a price that would be charged to a customer if the product or service were sold on a standalone basis (the list price). Any discount from the list price provided to a customer for a product or service is allocated among the performance obligations based upon their individual standalone selling prices.
Service revenue is typically recognized over time as the services are provided. When services are provided for a stated period of time, revenue is generally recognized ratably over the period services are provided. In certain circumstance, optional services may be provided on a time and materials basis. In these circumstances, revenue is recognized in an amount that corresponds to the actual time and expense incurred. Product revenue is recognized when we transfer control of a good, which occurs at a point in time.
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
Derivative Financial Instruments
We have an interest rate swap agreement which is used as a derivative financial instrument to manage our interest rate exposure. We do not use financial instruments for trading or other speculative purposes.
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
Recoverability and Valuation of Long-Lived Assets Including Goodwill and Indefinite Lived Intangible Assets
For long-lived assets and definite lived intangible assets, impairment is evaluated when a triggering event is indicated. If there is an indication of impairment, an evaluation of undiscounted cash flow versus carrying amount is conducted. If necessary, an impairment is measured based on the estimated fair value of the long-lived or amortizable asset in comparison to its carrying amount. This evaluation is conducted at the lowest level of identifiable cash flows. Our amortizable intangible assets consist of customer relationships, non-compete agreements, trade names, and patents. For property and equipment, primarily movable medical equipment, we continuously monitor individual makes and models for potential triggering events such as product recalls or technological obsolescence.
For goodwill we review for impairment annually at the reporting unit level and upon the occurrence of certain events that might indicate the asset may be impaired. We operate under one reporting unit and do not aggregate any components into our one reporting unit. A qualitative review is conducted to determine whether it is more likely than not that the fair value is less than its carrying amount. If it is determined that it is more likely than not that the carrying amount is greater than the fair value of the asset, a quantitative impairment test is performed.
To perform the quantitative impairment test, we compare the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess.
Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, terminal value, discount rates, and relevant comparable public company earnings multiples and relevant transaction multiples. We estimate the fair value of the reporting unit using an income approach that utilizes a discounted cash flow model and a market approach that utilizes the guideline public company method. Each of the valuation methods were weighted by accounting for the relative merits of each method and considered, among other things, the reliability of the valuation methods and the inputs used in the methods. Management’s future financial projections used in the discounted cash flow model included organic net sales growth and net sales growth through new customer and product channels as well as continued operating efficiencies in future periods.
We elected to perform a quantitative goodwill impairment test as of December 31, 2023. The fair value was approximately 7% greater than its carrying amount, thus no impairment was recognized. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period.
Adjusted EBITDA
EBITDA is defined as earnings attributable to Agiliti, Inc. before interest expense, income taxes, depreciation and amortization. Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) is defined as EBITDA excluding non-cash share-based compensation expense, management fees and other non-recurring gains, expenses or losses, transaction costs, remeasurement of tax receivable agreement and loss on extinguishment / modification of debt. In addition to using EBITDA and Adjusted EBITDA internally as measures of operational performance, we disclose them externally to assist analysts, investors and lenders in their comparisons of operational performance, valuation and debt capacity across companies with differing capital, tax and legal structures. We believe the investment community frequently uses EBITDA and Adjusted EBITDA in the evaluation of similarly situated companies. Adjusted EBITDA is also used by the Company as a factor to determine the total amount of incentive compensation to be awarded to executive officers and other employees. EBITDA and Adjusted EBITDA, however, are not measures of financial performance under GAAP and should not be considered as alternatives to, or more meaningful than, net income as measures of operating performance or to cash flows from operating, investing or financing activities or as measures of liquidity. Since EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and are thus susceptible to varying interpretations and calculations, EBITDA and Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. EBITDA and Adjusted EBITDA do not represent amounts of funds that are available for management’s discretionary use. EBITDA and Adjusted EBITDA presented below may not be the same as EBITDA and Adjusted EBITDA calculations as defined in the First Lien Credit Facilities.
Results of Operations
The following section summarizes the consolidated results of operations for the years ended December 31, 2023 and 2022. The discussion of the consolidated results of operation for the years ended December 31, 2022 and 2021 are presented within our Annual Report on Form 10-K for the year ended December 31, 2022 under Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
The following table presents our results of operations for the periods indicated:

	Year Ended December 31,				Change
(in thousands)	2023		2022		$	%
Consolidated Statement of Operations		% of Total Revenue		% of Total Revenue
Revenue	$1,174,604	100.0%	$1,121,292	100.0%	$53,312	4.8%
Cost of revenue	770,501	65.6	690,318	61.6	80,183	11.6
Gross margin	404,103	34.4	430,974	38.4	(26,871)	(6.2)
Selling, general and administrative expense	339,312	28.9	338,988	30.2	324	0.1
Operating income	64,791	5.5	91,986	8.2	(27,195)	(29.6)
Loss on extinguishment / modification of debt	4,527	0.4	1,418	0.1	3,109	219.3
Interest expense	84,115	7.2	49,439	4.4	34,676	70.1
Tax indemnification expense	—	—	11,918	1.1	(11,918)	N/A
Income (loss) before income taxes and noncontrolling interest	(23,851)	(2.1)	29,211	2.6	(53,062)	N/A
Income tax (benefit)	(4,732)	(0.4)	(1,232)	(0.1)	(3,500)	(284.1)
Consolidated net income (loss)	(19,119)	(1.7)	30,443	2.7	(49,562)	N/A
Net income attributable to noncontrolling interest	306	—	231	—	75	32.5
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(19,425)	(1.7)%	$30,212	2.7%	$(49,637)	N/A

Total Revenue
The following table presents revenue by service solution for the years ended December 31, 2023 and 2022:

	Year Ended December 31,				Change
(in thousands)	2023		2022		$	%
Disaggregated Revenue:		% of Total Revenue		% of Total Revenue
Equipment Solutions	$459,797	39.1%	$438,682	39.1%	$21,115	4.8%
Clinical Engineering	459,013	39.1	420,685	37.5	38,328	9.1
Onsite Managed Services	255,794	21.8	261,925	23.4	(6,131)	(2.3)
Total revenue	$1,174,604	100.0%	$1,121,292	100.0%	$53,312	4.8%
Total Revenue
Total revenue for the year ended December 31, 2023 was $1,174.6 million, compared with $1,121.3 million for the year ended December 31, 2022, an increase of $53.3 million or 4.8%. Equipment Solutions revenue increased 4.8% primarily driven by new business growth and a prior year acquisition, offset by lower utilization of our peak need rental equipment as compared to utilization due to the impact of COVID-19 in the prior year. Clinical Engineering revenue increased 9.1% primarily due to new customer growth. Onsite Managed Services revenue decreased 2.3% as a result of the renewal pricing and scope of the government contract.
Cost of Revenue
Total cost of revenue for the year ended December 31, 2023 was $770.5 million compared to $690.3 million for the year ended December 31, 2022, an increase of $80.2 million or 11.6%. On a percentage of revenue basis, cost of revenue increased from 61.6% of revenue in 2022 to 65.6% in 2023. The increase as a percentage of revenue was driven by a lower mix of peak need rental placements post-COVID-19, as well as the renewal pricing and scope of the government contract.
Gross Margin
Total gross margin for the year ended December 31, 2023 was $404.1 million, or 34.4% of total revenue compared to 431.0 million, or 38.4% of total revenue for the year ended December 31, 2022, a decrease of $26.9 million or 6.2%. The decrease in gross margin as a percentage of revenue was primarily impacted by a lower mix of peak need rental placements as well as the renewal pricing and scope of the government contract.
Selling, General and Administrative
Selling, general, and administrative expenses for the year ended December 31, 2023 increased by $0.3 million, or 0.1%, to $339.3 million as compared to the same period of 2022. Selling, general and administrative expense as a percentage of total revenue was 28.9% and 30.2% for the years ended December 31, 2023 and 2022, respectively. The increase in total expenses was driven by severance charges related to a reduction in workforce and a charge related to the change in Chief Executive Officers totaling $5.7 million, partially offset by a reduction in acquisition costs.
Loss on extinguishment / modification of debt
Loss on extinguishment / modification of debt for the year ended December 31, 2023 was $4.5 million compared to $1.4 million for the year ended December 31, 2022, an increase of $3.1 million. Loss on extinguishment / modification of debt for the year ended December 31, 2023 consisted of the write-off of unamortized costs and new costs incurred relating to the refinancing of the Company's First Lien Term Loan and Revolving Credit Facility. Loss on extinguishment / modification of debt for the year ended December 31, 2022 consisted of the write-off of unamortized debt discount related to the partial prepayment of our term loan.

Interest Expense
Interest expense increased $34.7 million to $84.1 million for the year ended December 31, 2023 as compared to the same period of 2022 primarily due to higher interest rates experienced in 2023.
Tax Indemnification Expense
Tax indemnification expense decreased $11.9 million for the year ended December 31, 2023 as compared to the same period of 2022 due solely to a non-recurring expense from the release of the indemnification asset in 2022 related to the Sizewise Acquisition, which occurred in 2021.
Income Taxes
Income taxes were a benefit of $4.7 million and a benefit of $1.2 million for the years ended December 31, 2023 and 2022, respectively. The increase in the income tax benefit is primarily due to the pretax loss in 2023 as compared to the pretax earnings in 2022 offset by the release of the reserve and associated interest and penalty accruals in 2022 related to the Sizewise acquisition.
Consolidated Net Income (Loss)
Consolidated net loss was $19.1 million for the year ended December 31, 2023. Consolidated net income was $30.4 million for the year ended December 31, 2022. The decrease in net income was primarily due to higher interest expense and lower gross margins.
Adjusted EBITDA
Adjusted EBITDA was $266.9 million and $296.6 million for the years ended December 31, 2023 and 2022, respectively. Adjusted EBITDA for the year ended December 31, 2023 was lower than in 2022 primarily due to lower gross margins.
A reconciliation of net income (loss) attributable to Agiliti, Inc. and Subsidiaries to Adjusted EBITDA is included below:

	Year Ended December 31,
(in thousands)	2023	2022
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(19,425)	$30,212
Interest expense	84,115	49,439
Income tax (benefit) (1)	(4,732)	(1,232)
Depreciation and amortization	168,841	175,764
EBITDA	228,799	254,183
Non-cash share-based compensation expense	20,186	18,775
Tax indemnification expense	—	11,918
Management and other expenses (2)	9,409	2,411
Transaction costs (3)	2,900	9,984
Tax receivable agreement remeasurement	1,042	(2,124)
Loss on extinguishment / modification of debt (4)	4,527	1,418
Adjusted EBITDA	$266,863	$296,565
(1)Income tax (benefit) expense includes the $11.9 million tax benefit due to the release of the reserve and associated interest and penalties related to the Sizewise Acquisition offset in tax indemnification expense.
(2)Management and other expenses represent non-recurring expenses, including a severance charge related to the Chief Executive Officer transition and charges related to a reduction in workforce.
(3)Transaction costs represent costs associated with potential and completed mergers and acquisitions.
(4)Loss on extinguishment / modification of debt for 2023 consists of the write-off of the unamortized costs and new costs incurred in relation to the amendment of the First Lien Term Loan and Revolving Credit Facility. Loss on extinguishment / modification of debt for 2022 consists of the write-off of the unamortized debt discount related to the partial prepayment of the First Lien Term Loan.

Liquidity and Capital Resources
General
Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Revolving Credit Facility. Availability under our Revolving Credit Facility is $293.2 million as of December 31, 2023. Our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.
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
Net cash provided by operating activities was $169.8 million and $199.8 million for the years ended December 31, 2023 and 2022, respectively. Net cash provided by operating activities decreased primarily due to lower net earnings partially offset by the timing of interest payments.
Net cash used in investing activities was $83.9 million and $146.9 million for the years ended December 31, 2023 and 2022, respectively. The decrease in net cash used in investing activities during 2023 was primarily due to the acquisition of a surgical laser equipment solutions provider in 2022.
Net cash used in financing activities was $71.5 million and $121.7 million for the years ended December 31, 2023 and 2022, respectively. The change in net cash year-over-year was primarily due to net proceeds from the First Term Loan refinancing partially offset by payments made under the tax receivable agreement in 2023.
First Lien Credit Facilities
On January 4, 2019, in connection with and substantially concurrent with the closing of the Business Combination, we entered into a credit agreement (the “First Lien Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, and the lenders from time-to-time party thereto.
The First Lien Credit Agreement originally provided for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660.0 million (the “First Lien Term Loan”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150.0 million (the “Revolving Credit Facility”). The First Lien Term Loan amortized in equal quarterly installments, in an aggregate annual amount equal to 1.00% of the original principal amount of such term loan, with the balance due and payable at maturity unless prepaid prior thereto.
Between February 2020 and December 2022, we increased the First Lien Term Loan facility by $625.0 million and the Revolving Credit Facility by $100.0 million via five amendments, resulting in $1.285 billion of borrowings under the First Lien Term Loan and access to $250.0 million via the Revolving Credit Facility as of December 31, 2022.
During the year ended December 31, 2022, we prepaid $69.1 million resulting in a loss on extinguishment / modification of $1.4 million for the year ended December 31, 2022, which consisted entirely of the write-off of unamortized debt discount.
During the year ended December 31, 2021, in connection with amendments discussed above, we incurred a loss on extinguishment / modification of debt of $0.3 million related to the write-off of unamortized deferred financing costs.
The First Lien Credit Facilities contain a number of negative covenants that, among other things, restrict, subject to certain exceptions, our ability to incur additional indebtedness and guarantee indebtedness; create or incur liens; engage in mergers or consolidations; sell, transfer or otherwise dispose of assets; pay dividends and distributions or repurchase capital stock; prepay, redeem or repurchase certain indebtedness; make investments, loans and advances; enter into agreements which limit our ability to incur liens on assets; and enter into amendments to certain junior lien and subordinated indebtedness in a manner materially adverse to the lenders.

Solely with respect to the Revolving Credit Facility, we are required to maintain a leverage ratio not to exceed 7:1 when the aggregate principal amount of outstanding Revolving Loans and drawn Letters of Credit, on the last day of the most recent fiscal quarter, exceeds 35% of the total revolving credit commitments.
Revolving Credit Facility Amendment
On April 6, 2023, we entered into Amendment No. 6 (“Amendment No. 6”) to the First Lien Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders.
Amendment No. 6, among other things, provided for (i) a refinancing of the existing Revolving Credit Facility through a replacement of the existing $250.0 million Revolving Credit Facility with a $300.0 million revolving credit facility; (ii) extends the maturity of the Revolving Credit Facility to April 6, 2028; and (iii) updates the benchmark interest rate provisions to replace the London Interbank Offered Rate ("LIBOR") with a term rate based on the Secured Overnight Financing Rate (“Term SOFR”), for revolving loans extended in dollars, a term rate based on the Euro InterBank Offered Rate (“Adjusted EURIBOR”), for revolving loans extended in euros, and a daily rate (“Daily Simple RFR”) based on the Sterling Overnight Index Average (“SONIA”), for revolving loans extended in sterling, as the reference rates for purposes of calculating interest under the Revolving Credit Facility.
Following Amendment No. 6, the interest rate margin for borrowings under the Revolving Credit Facility are set at Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.75%, with step downs to (A) Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.50% if the first lien leverage ratio (as calculated under the First Lien Credit Agreement) is less than or equal to 3.75:1.00 and (B) Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.25% if the first lien leverage ratio is less than or equal to 3.25:1.00. Consistent with the prior agreement, the commitment fee on the average daily undrawn portion of the New Revolving Credit Facility is 0.3750% per annum if the first lien leverage ratio is greater than 3.25:1.00 and 0.250% if the first lien leverage ratio is less than or equal to 3.25:1.00
During the year ended December 31, 2023, in connection with our entry into Amendment No. 6, $3.7 million in lender and third-party fees were capitalized.
A&R First Lien Term Loan Agreement
On May 1, 2023, we entered into an amended and restated credit agreement, dated as of May 1, 2023 (the “A&R First Lien Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time-to-time party thereto, which amends and restates the First Lien Credit Agreement.
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
During the year ended December 31, 2023, in connection with our entry into the A&R First Lien Credit Agreement, lender and third-party fees of $3.1 million and $2.8 million were capitalized and expensed, respectively. Unamortized costs written off due to loss on extinguishment / modification of debt totaled $1.7 million for the year ended December 31, 2023.
Second Lien Term Loan
The Second Lien Term Loan provided for an eight-year term loan facility in an aggregate principal amount of $240.0 million (the “Second Lien Term Loan”). We used the proceeds from the IPO to repay the full principal amount of the Second Lien Term Loan, $80.0 million of the First Lien Term Loan, and $10.0 million of the Revolving Credit Facility. In connection with the repayment of the Second Lien Term Loan in April 2021, we incurred a loss on extinguishment / modification of debt of $9.8 million which consisted of the write-off of unamortized deferred financing costs and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million.
Interest Rate Swap
In May 2020, we entered into an interest rate swap agreement for a total notional amount of $500.0 million. Until its expiration in June 2023, the agreement converted $350.0 million and $150.0 million of the First Lien Term Loan to fixed interest rates of 0.3396% and 0.3290%, respectively, plus the Applicable Margin.
On April 17, 2023, we entered into a new two-year interest rate swap agreement with an effective date of July 1, 2023. As a result, we expect the effective interest rate on $500.0 million of the Term Loan Credit Facility to be 4.0685%, plus the Applicable Margin, through July 2025.
Both interest rate swap agreements qualify for cash flow hedge accounting under ASC 815. At inception and on an on-going basis, we must perform an effectiveness test. The fair value of the interest rate swap agreement as of December 31, 2023 was $1.9 million, of which $3.1 million is included in other current assets offset by $1.2 million included in obligation under tax receivable agreement, pension and other long-term liabilities on the consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge as of December 31, 2023. We have not recorded any amounts due to ineffectiveness for any periods presented.
Contractual Obligations
Our significant contractual cash requirements as of December 31, 2023, consist primarily of principal and interest on loans, principal and interest on operating and finance lease liabilities, and tax receivable obligations. Our current and long-term obligations related to these items are outlined within ‘Note 5 – Fair Value Measurements,’ ‘Note 7 – Long-Term Debt,’ and ‘Note 8 – Leases’ of the Notes to Consolidated Financial Statements within this Report. As of December 31, 2023, total future payments for financing obligations are $1,771.0 million, of which $136.5 million is payable within 12 months. Additionally, we expect future payments for tax obligations of $16.9 million, of which $12.8 million are payable within 12 months.
Based on the level of operating performance in 2023, we believe our cash from operations and additional borrowings under our Revolving Credit Facility will meet our liquidity needs for the foreseeable future, exclusive of any borrowings that we may make to finance potential acquisitions. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could be adversely affected.
Our levels of borrowing are further restricted by the financial covenants set forth in our Revolving Credit Facility.
As of December 31, 2023, we were in compliance with all covenants for all years presented.
Our expansion and acquisition strategy may require substantial capital. Sufficient funding for future acquisitions may not be available under our Revolving Credit Facility, and we may not be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to us, if at all.
Recent Accounting Pronouncements
Refer to 'Note 2 - Significant Accounting Policies,' of our consolidated financial statements contained in this report for a description of recently issued accounting pronouncements that are applicable to our business.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
For purposes of this Item 7A., “we”, “us”, “our” and similar words and the Company refer to Agiliti, Inc.
We are exposed to market risk arising from adverse changes in interest rates, fuel costs and pension valuation. We do not enter into derivatives or other financial instruments for speculative purposes.

Interest Rates
We use both fixed and variable rate debt as sources of financing. To manage variable interest rate risk, we entered into a new two-year interest rate swap agreement on April 17, 2023 for a notional amount of $500.0 million. As a result, we expect the effective interest rate on $500.0 million of our total debt outstanding before netting with deferred financing costs and unamortized debt discount to be 4.0685%, plus the Applicable Margin, through July 2025. As of December 31, 2023, we had approximately $1,099.7 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $572.3 was bearing interest at variable rates. Based on variable debt levels as of December 31, 2023, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense fluctuating by approximately $5.7 million.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase or decrease in the average 2023 prices of unleaded gasoline, assuming normal gasoline usage levels for the year, would lead to an annual increase or decrease in fuel costs of approximately $0.9 million.
Pension
Our pension plan assets, which were approximately $22.6 million as of December 31, 2023, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets at December 31, 2023 would lead to a decrease in the funded status of the plan of approximately $2.3 million.
Other Market Risk
As of December 31, 2023, we have no other material exposure to market risk.
ITEM 8. Consolidated Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, our Financial Statements, the accompanying Notes to the Financial Statements, and the Financial Statement Schedule that are filed as part of this Report are listed under Item 15. "Exhibits and Financial Statement Schedules” and are set forth immediately preceding the signature pages of this Report.

Agiliti, Inc. and Subsidiaries
As of December 31, 2023 and 2022 and
For the years ended December 31, 2023, 2022, and 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Agiliti, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Agiliti, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Sufficiency of audit evidence
As discussed in Item 9A. Controls and Procedures, material weaknesses were identified as of December 31, 2023 and included in management’s report on internal control over financial reporting. The description of the material weaknesses state that the Company had ineffective information technology general controls across all financial reporting systems. As a result, the Company had ineffective process level controls that are automated or that rely on information from the affected systems across all financial reporting processes. Additionally, the Company had ineffective process level controls related to order-to-cash (including revenue and accounts receivable) and manual journal entries.

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
March 5, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Agiliti, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Agiliti, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2024 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company had ineffective information technology general controls across all financial reporting systems. As a result, the Company had ineffective process level controls that are automated or that rely on information from the affected systems across all financial reporting processes. Additionally, the Company had ineffective process level controls related to order-to-cash (including revenue and accounts receivable) and manual journal entries. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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
/s/ KPMG LLP
Minneapolis, Minnesota
March 5, 2024

Agiliti, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share information)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$20,037	$5,577
Accounts receivable, less allowance for credit losses of $6,236 as of December 31, 2023 and $4,182 as of December 31, 2022	215,684	207,753
Inventories	74,484	70,132
Prepaid expenses	20,231	23,458
Other current assets	7,307	9,393
Total current assets	337,743	316,313
Property and equipment, net	292,684	273,958
Goodwill	1,239,432	1,239,106
Operating lease right-of-use assets	78,157	79,975
Other intangibles, net	430,002	512,020
Other	20,926	22,735
Total assets	$2,398,944	$2,444,107
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$18,468	$17,752
Current portion of operating lease liability	25,603	23,607
Current portion of obligation under tax receivable agreement	12,796	34,694
Accounts payable	58,518	59,163
Accrued compensation	28,866	25,928
Accrued interest	21,451	5,039
Other current liabilities	30,906	31,198
Total current liabilities	196,608	197,381
Long-term debt, less current portion	1,061,062	1,077,293
Obligation under tax receivable agreement, pension and other long-term liabilities	10,467	9,161
Operating lease liability, less current portion	63,765	67,332
Deferred income taxes, net	126,219	146,615
Commitments and contingencies (Note 11)
Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 135,368,025 and 133,608,495 shares issued; 135,352,336 and 133,608,495 outstanding as of December 31, 2023 and December 31, 2022, respectively	14	13
Treasury stock, at cost; 54,256 and — shares as of December 31, 2023 and December 31, 2022, respectively	(419)	—
Additional paid-in capital	972,156	953,046
Accumulated deficit	(33,699)	(14,274)
Accumulated other comprehensive income	2,505	7,343
Total Agiliti, Inc. and Subsidiaries equity	940,557	946,128
Noncontrolling interest	266	197
Total equity	940,823	946,325
Total liabilities and equity	$2,398,944	$2,444,107

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per share information)	2023	2022	2021
Revenue	$1,174,604	$1,121,292	$1,038,690
Cost of revenue	770,501	690,318	614,073
Gross margin	404,103	430,974	424,617
Selling, general and administrative expense	339,312	338,988	320,387
Operating income	64,791	91,986	104,230
Loss on extinguishment / modification of debt	4,527	1,418	10,116
Interest expense	84,115	49,439	53,514
Tax indemnification expense	—	11,918	—
Income (loss) before income taxes and noncontrolling interest	(23,851)	29,211	40,600
Income tax (benefit) expense	(4,732)	(1,232)	16,433
Consolidated net income (loss)	(19,119)	30,443	24,167
Net income attributable to noncontrolling interest	306	231	161
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(19,425)	$30,212	$24,006

Basic income (loss) per share	$(0.14)	$0.23	$0.20
Diluted income (loss) per share	$(0.14)	$0.22	$0.19

Weighted-average common shares outstanding:
Basic	134,647,238	132,602,747	120,877,480
Diluted	134,647,238	138,381,295	128,497,220

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
	Year Ended December 31,
(in thousands)	2023	2022	2021
Consolidated net income (loss)	$(19,119)	$30,443	$24,167
Other comprehensive income (loss):
Gain on minimum pension liability, net of tax (expense) of $(191), $(181), and $(747)	567	522	2,195
Gain (loss) on cash flow hedge, net of tax benefit (expense) of $1,880, $(1,835), and $(1,015)	(5,405)	5,284	2,961
Total other comprehensive income (loss)	(4,838)	5,806	5,156
Comprehensive income (loss)	(23,957)	36,249	29,323
Comprehensive income attributable to noncontrolling interest	306	231	161
Comprehensive income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(24,263)	$36,018	$29,162

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Consolidated Statements of Equity

(in thousands)
Balance as of December 31, 2020	$10	$—	$513,902	$(68,492)	$(3,619)	$441,801	$144	$441,945
Net income	—	—	—	24,006	—	24,006	161	24,167
Other comprehensive income	—	—	—	—	5,156	5,156	—	5,156
Proceeds from issuance of common stock	3	—	414,112	—	.	414,115	—	414,115
Stock issue costs	—	—	(4,379)	—	—	(4,379)	—	(4,379)
Share-based compensation expense	—	—	13,818	—	—	13,818	—	13,818
Stock options exercised	—	—	1,409	—	—	1,409	—	1,409
Dividend forfeited, net of payable	—	—	26	—	—	26	—	26
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(185)	(185)
Balance at December 31, 2021	$13	$—	$938,888	$(44,486)	$1,537	$895,952	$120	$896,072
Net income	—	—	—	30,212	—	30,212	231	30,443
Other comprehensive income	—	—	—	—	5,806	5,806	—	5,806
Proceeds from issuance of common stock	—	—	3,809	—	.	3,809	—	3,809
Acquisition consideration paid in equity	—	—	2,928	—	—	2,928	—	2,928
Share-based compensation expense	—	—	18,845	—	—	18,845	—	18,845
Shares forfeited for taxes	—	—	(14,547)	—	—	(14,547)	—	(14,547)
Stock options exercised	—	—	3,101	—	—	3,101	—	3,101
Dividend forfeited, net of payable	—	—	22	—	—	22	—	22
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(154)	(154)
Balance as of December 31, 2022	$13	$—	$953,046	$(14,274)	$7,343	$946,128	$197	$946,325
Net income (loss)	—	—	—	(19,425)	—	(19,425)	306	(19,119)
Other comprehensive (loss)	—	—	—	—	(4,838)	(4,838)	—	(4,838)
Purchases of treasury stock	—	(3,761)	—	—	—	(3,761)	—	(3,761)
Reissuance of treasury stock	—	3,342	(3,342)	—	—	—	—	—
Proceeds from issuance of common stock	—	—	3,140	—	—	3,140	—	3,140
Acquisition consideration paid in equity	—	—	2,753	—	—	2,753	—	2,753
Share-based compensation expense	1	—	19,803	—	—	19,804	—	19,804
Shares forfeited for taxes	—	—	(6,301)	—	—	(6,301)	—	(6,301)
Stock options exercised	—	—	3,057	—	—	3,057	—	3,057
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(237)	(237)
Balance as of December 31, 2023	$14	$(419)	$972,156	$(33,699)	$2,505	$940,557	$266	$940,823

The accompanying notes are an integral part of these consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

		Year Ended December 31,
(in thousands)		2023	2022	2021
Cash flows from operating activities:
Consolidated net income (loss)		$(19,119)	$30,443	$24,167
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation		80,249	84,331	103,805
Amortization		93,683	95,452	88,240
Remeasurement of tax receivable agreement		1,042	(2,124)	4,542
Loss on extinguishment / modification of debt		4,527	1,418	7,716
Provision for credit losses		2,305	3,903	2,023
Provision for inventory obsolescence		1,725	1,034	2,424
Non-cash share-based compensation expense		20,186	18,775	13,960
Gain on sales and disposals of equipment		(1,331)	(1,101)	(3,735)
Deferred income taxes		(17,321)	1,292	12,004
Changes in operating assets and liabilities:
Accounts receivable	0	(9,330)	(3,976)	(8,915)
Inventories		(5,547)	(12,188)	3,052
Other operating assets		(1,532)	(10,144)	(9,044)
Accounts payable		1,077	15,753	718
Accrued and other operating liabilities		19,202	(23,092)	(30,640)
Net cash provided by operating activities		169,816	199,776	210,317
Cash flows from investing activities:
Medical equipment purchases		(52,118)	(55,864)	(37,377)
Property and office equipment purchases		(34,230)	(31,600)	(29,121)
Proceeds from disposition of property and equipment		3,895	2,963	9,242
Acquisitions, net of cash acquired		(1,350)	(62,339)	(676,878)
Intangible asset purchases		(89)	(20)	—
Net cash used in investing activities		(83,892)	(146,860)	(734,134)
Cash flows from financing activities:
Proceeds under debt arrangements		1,302,937	60,000	381,927
Payments under debt arrangements		(1,321,737)	(160,023)	(364,119)
Payments of principal under finance lease liability		(9,502)	(8,812)	(9,097)
Payments of deferred financing costs		(9,579)	—	(229)
Payments under tax receivable agreement		(24,822)	—	(15,577)
Distributions to noncontrolling interests		(237)	(154)	(185)
Proceeds from exercise of stock options		3,057	3,101	1,409
Dividend and equity distribution payment		(321)	(908)	(928)
Proceeds from issuance of common stock		—	—	402,815
Purchases of treasury stock		(3,761)	—	—
Stock issuance costs		—	—	(4,379)
Shares forfeited for taxes		(6,301)	(14,547)	—
Acquisition holdback and contingent consideration		(1,198)	(321)	—
Net cash (used in) provided by financing activities		(71,464)	(121,664)	391,637
Net change in cash and cash equivalents		14,460	(68,748)	(132,180)
Cash and cash equivalents at the beginning of period		5,577	74,325	206,505
Cash and cash equivalents at the end of period		$20,037	$5,577	$74,325

Supplemental cash flow information:
Interest paid		$60,984	$42,773	$52,341
Income taxes paid		11,816	14,843	3,214

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
Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment and surgical equipment through supplemental and outsourced offerings. The Company's supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting and temporarily fill open biotechnical positions. With outsourced offerings, the Company assumes full management, staffing and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing the Company's proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. The Company employs more than 800 technical resources from over 150 local market service centers and Centers of Excellence who can flex in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. The Company uses flex staffing for the supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement the outsourced services during peak workload. The Company contracts its Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. The Company contracts for Equipment Solutions services directly with customers or through contractual arrangements with hospital systems and alternate site providers. The Company consistently achieves high customer satisfaction ratings, as evidenced by Agiliti's net promoter score ("NPS") of 40 for the year ended December 31, 2023. For these customer, the Company delivers patient-ready equipment within contracted equipment delivery times and provide technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation and general patient care areas. The Company is committed to providing the highest quality of equipment to customers, and the Company does so through the use of a comprehensive quality management system ("QMS"), which is based on the quality standards recognized worldwide for medical devices: 21 Code of Federal Regulations ("CFR") 820 and Interational Organization for Standardization ("ISO") 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard for optimal patient safety and outcomes.
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
The Company periodically reviews its property and equipment for impairment and assesses whenever significant events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. A recoverability test is performed by comparing the anticipated future undiscounted cash flows to the carrying amount of the assets. If impairment is identified, an impairment loss is recognized for the excess of the carrying amount of an asset over the anticipated future discounted cash flows expected to result from the use of the asset and its eventual disposition. For other property and equipment, primarily movable medical equipment, the Company continuously monitors specific makes/models for events such as product recalls or obsolescence. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying amount over its fair value.
Recoverability and Valuation of Goodwill
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Management reviews goodwill for impairment annually at the reporting unit level and upon the occurrence of certain events that might indicate the asset may be impaired. The Company operates under one reporting unit and does not aggregate any components into the one reporting unit. A qualitative review is conducted to determine whether it is more likely than not that the fair value is less than its carrying amount. If it is determined that it is more likely than not that the carrying amount is greater than the fair value of the asset, a quantitative impairment test is performed.
To perform the quantitative impairment test, management compares the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of the reporting unit, including goodwill, exceeds its fair value, a goodwill impairment loss is recognized in an amount equal to that excess.
Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, terminal value, discount rates, relevant comparable public company earnings multiples, and relevant transaction multiples. The Company estimates the fair value of the reporting unit using an income approach that utilizes a discounted cash flow model and a market approach that utilizes the guideline public company method. Each of the valuation methods were weighted by accounting for the relative merits of each method and considered, among other things, the reliability of the valuation methods and the inputs used in the methods. Management’s future financial projections used in the discounted cash flow model included organic net sales growth and net sales growth through new customer and product channels as well as continued operating efficiencies in future periods.

The Company elected to perform a quantitative goodwill impairment test as of December 31, 2023. The fair value was approximately 7% greater than its carrying amount, thus no impairment was recognized. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period.

No goodwill impairments have been recognized in 2023, 2022, or 2021.
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
Other Intangible Assets
Other intangible assets primarily include customer relationships, non-compete agreements, trade names, developed technology, and patents. Other intangible assets are amortized over their estimated economic lives of two to fifteen years. The straight-line method of amortization generally reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. However, for certain customer relationships, the sum-of-the-years-digits amortization method more appropriately allocates the cost to earnings in proportion to the estimated amount of economic benefit obtained.
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
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expect to receive in exchange for those products or services. Many of the Company’s customers have multiple contracts and have revenue reported in multiple service lines. The Company’s contracts may include a base level of services provided for a stated period of time, optional services provided upon request, or products. Each of these products and services are generally capable of being distinct and are accounted for as separate performance obligations.
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
The Company incurs incremental costs related to obtaining new contracts, primarily for commissions and implementation. Management expects those costs attributable to new revenue production are recoverable and therefore the Company capitalizes them as contract costs in accordance with ASC 340, Other Assets and Deferred Costs, and is amortizing them over the anticipated period of the new revenue production which the Company estimates to be a period of five years. The Company does not have any material contract liabilities.
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
The fair value of the Company's outstanding First Lien Term Loan (each as defined in Note 7, Long-Term Debt), based on the quoted market price for the same or similar issues of debt, represents a Level 2 fair value measurement. The fair value of the Company’s revolving line of credit facilities and long-term debt are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral. The carrying amounts of variable interest rate long-term debt and revolving line of credit facilities approximate their fair values because the variable interest rates of these instruments are generally reset monthly. The fair value of the Company's non-variable interest rate debt is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy.
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
Share-Based Compensation
Share-based compensation expense related to stock options is measured by the fair value of the stock options on the date of grant. The Company determines the fair value of options using the Black-Scholes option pricing model incorporating certain assumptions, including the risk-free interest rate, expected volatility, dividend yield and expected option life.
Share-based compensation expense related to restricted stock units is recorded based on the market value of the Company's common stock on the date of grant.
The fair value of the Company's performance restricted stock unit awards is initially measured using a Monte-Carlo simulation model in order to incorporate a total shareholder return multiplier. Subsequent measurement is based on expected level of achievement of a 3-year cumulative adjusted EBITDA target.
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
The expense related to all awards is recognized evenly over the requisite service period within the same statement of operations line item in which cash compensation is recorded for each participant.

Treasury Stock
The Company records treasury stock at the cost to acquire common stock on the open market. Share reissuances for vested restricted stock units and exercised stock options are made on FIFO basis. Treasury stock is presented as a separate line item on the Company's balance sheet.
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes minimum pension liability adjustments and unrealized fair value adjustments to the cash flow hedge. These amounts are presented in the consolidated statements of comprehensive income (loss) net of reclassification adjustments to earnings, if any.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Examples include, but are not limited to, estimates for fair value measurements in business combinations including recoverability and valuation of long-lived assets, goodwill and definite-lived intangibles, and interest rate swaps. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Standards Adopted
In October 2021, the FASB issued Accounting Standards Update No. 2021-08 Business Combinations (ASC 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 improves the accounting for acquired revenue contracts with customers in a business combination. The amendments in this ASU require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. The ASU is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption of the amendments is permitted. The Company adopted this standard as of January 1, 2023. The adoption of this standard did not have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of ASC 848 ("ASU 2022-06"), which delayed the adoption of reference rate reform from December 31, 2022, to December 31, 2024. The Company adopted these standards on May 1, 2023. The adoption did not have a material impact on the consolidated financial statements. Refer to Note 7, Long-Term Debt for details surrounding the adoption of ASU 2020-04 and ASU 2022-06.

Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07 Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures ("ASU 2023-09). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
3.    Revenue Recognition
In the following table, revenue is disaggregated by service solution:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Disaggregated Revenue
Equipment Solutions	$459,797	$438,682	$352,094
Clinical Engineering	459,013	420,685	384,147
Onsite Managed Services	255,794	261,925	302,449
Total revenue	$1,174,604	$1,121,292	$1,038,690
The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the consolidated balance sheets as of December 31, 2023 and December 31, 2022 was $14.8 million and $17.3 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.
Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general and administrative expenses. The amount of amortization included in cost of revenue was $1.4 million, $1.1 million and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively. The amount of amortization included in selling, general and administrative expense was $4.9 million, $4.2 million and $3.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
There was no impairment loss in relation to the costs capitalized during the years ended December 31, 2023, 2022, and 2021.
4.    Acquisitions
The Company completed a small acquisition of certain assets of an equipment manufacturer during the year ended December 31, 2023.
On December 15, 2022, the Company completed the acquisition of certain assets of a surgical laser equipment solutions provider for total consideration of approximately $51.2 million funded by cash on hand and a draw on the line of credit. On December 1, 2022, the Company completed the acquisition of certain assets of a surgical equipment and repair services provider for total consideration of $9.7 million funded by cash on hand and common stock issuance. During the year ended

December 31, 2023, the Company made a payment of $0.4 million to settle a revenue-based contingent consideration agreement made in connection with this acquisition.
During fiscal years ended December 31, 2022 and 2021, the Company completed the acquisition of several small surgical equipment repair companies, which included contingent compensation arrangements. As a result, the Company made earn-out payments of $2.8 million and $0.9 million during the years ended December 31, 2023 and 2022, respectively.
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
The Company incurred legal and other related costs in connection with the 2022 acquisitions, which were expensed as incurred in the amount of $0.4 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively. Transaction costs are included within selling, general, and administrative costs within the consolidated statements of operations.
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
The acquired other intangibles, all of which are finite-life, are comprised of trade name, developed technology, and customer relationships, and have a weighted average useful life of approximately 14.4 years. The total amount of goodwill that is deductible for tax purposes is $1.4 million.
The Sizewise Acquisition was funded from additional borrowing under the first lien term loan and cash. There were no transaction costs incurred in connection with the Sizewise Acquisition for the year ended December 31, 2023. Transaction costs of $0.4 million and $3.2 million for legal and other related costs incurred in connection with the acquisition of Sizewise were expensed as incurred for the years ended December 31, 2022 and 2021, respectively.
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
The Northfield Acquisition was funded with additional borrowings under the First Lien Term Loan, Revolving Credit Facility, and cash. There were no transaction costs incurred in connection with the Northfield Acquisition for the year ended December 31, 2023. Transaction costs for legal and other related costs incurred in connection with the acquisition of Northfield were expensed as incurred in the amount of $0.1 million and $4.2 million for the years ended December 31, 2022 and 2021, respectively.
5.    Fair Value Measurements
Financial assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value at December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$3,390	$—	$—	$3,390
Interest rate swap	—	3,140	—	3,140
Liabilities:
Obligation under tax receivable agreement	$—	$—	$15,549	$15,549
Interest rate swap	—	1,212	—	1,212
Deferred compensation liabilities	3,390	—	—	3,390

	Fair Value at December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$2,681	$—	$—	$2,681
Interest rate swap	—	9,212	—	9,212
Liabilities:
Contingent compensation	$—	$—	$1,898	$1,898
Contingent consideration	—	—	248	248
Obligation under tax receivable agreement	—	—	38,714	38,714
Deferred compensation liabilities	2,674	—	—	2,674
The deferred compensation assets are held in mutual funds. The fair value of the deferred compensation assets and liabilities is based on the quoted market prices for the mutual funds and thus represents a Level 1 fair value measurement.
On April 17, 2023, the Company entered into an interest rate swap agreement, effective July 2023, to manage interest rate exposure. In May 2020, the Company entered into an interest rate swap agreement which expired in June 2023. For additional information on the interest swap agreements, see Note 7, Long-Term Debt. The carrying amount of the interest rate swap contracts is at fair value, which is determined based on current and forward interest rates as of the balance sheet date and is classified within Level 2.
During fiscal years ended December 31, 2022 and 2021, the Company completed the acquisition of several small surgical equipment repair companies, which included contingent compensation arrangements. As a result, the Company made earn-out payments of $2.8 million and $0.9 million during the years ended December 31, 2023 and 2022, respectively.
The Company also completed the acquisition of another small surgical repair company during the year ended December 31, 2022, which included a revenue-based contingent consideration agreement. An earn-out payment of $0.4 million was made during the year ended December 31, 2023. There were no earn-out payments made during year ended December 31, 2022 in connection with this acquisition.
Finally, in January 2022, a $0.5 million earn-out payment was made to the previous owners of a surgical laser equipment solutions company, from which the Company acquired assets on December 11, 2020, based on achievement of certain revenue results.
On January 4, 2019, the Company entered into a tax receivable agreement (“TRA”) with its former owners. Historically, the fair value of the liability was estimated using a Monte Carlo simulation model, peer company cost of capital, discount rates and projected financial information. As realization of the tax benefits associated with the federal, state, and local net operating losses has become more certain, the reliance on the Monte Carlo model has decreased in favor of a discounted cash flow analysis given that the fair value of the liability is expected to approximate the maximum obligation under the TRA. The assumptions used in preparing the discounted cash flow analyses include estimates of interest rates and the timing and amount of incremental cash flows. Given that the information utilized in determining the obligation was not observable in the market, the measurement of the liability represents a Level 3 fair value measurement. The value of the obligation may decrease in-line with decreases in the Company's estimated taxable income. The Company made a remeasurement adjustment to increase the liability by $1.0 million during the year ended December 31, 2023 and a remeasurement adjustment to decrease the liability by $2.1 million during the year ended December 31, 2022. The Company made $24.8 million in payments under the TRA during the year ended December 31, 2023 and no payments for the year ended December 31, 2022.

A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance as of December 31, 2021	$41,130
Additions	3,255
Payments	(1,428)
Remeasurement adjustment (1)	(2,097)
Balance as of December 31, 2022	$40,860
Additions	1,597
Payments	(27,950)
Remeasurement adjustment (1)	1,042
Balance as of December 31, 2023	$15,549
(1)Remeasurement adjustments are recognized within selling, general and administrative expense in the consolidated statements of operations.
Fair Value of Other Financial Instruments
The fair value of the Company's outstanding First Lien Term Loan (as defined in Note 7, Long-Term Debt) is based on the quoted market price for the same or similar issuances of debt, which represents a Level 2 fair value measurement. The fair value is approximately:

	December 31, 2023		December 31, 2022
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,056,253	$1,070,973	$1,043,915	$1,030,072

(1)
The carrying amount of the First Lien Term Loan is net of unamortized deferred financing costs of $7.3 million and $8.0 million and unamortized debt discount of $8.8 million and $2.6 million as of December 31, 2023 and 2022, respectively.

6.    Selected Financial Statement Information
Inventories
The Company's inventories consist of the following:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$13,376	$14,575
Work-in-process	400	692
Finished goods	60,708	54,865
Total inventories	$74,484	$70,132

Property and Equipment
The Company's property and equipment consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
Medical equipment	$450,564	$405,149
Less: Accumulated depreciation	(285,139)	(250,620)
Medical equipment, net	165,425	154,529
Leasehold improvements	59,422	52,046
Property and office equipment	200,560	165,737
	259,982	217,783
Less: Accumulated depreciation	(132,723)	(98,354)
Property and office equipment, net	127,259	119,429
Total property and equipment, net	$292,684	$273,958
Depreciation expense recognized during the years ended December 31, 2023, 2022, and 2021 was $80.2 million, $84.3 million, and $103.8 million, respectively.
There were no impairment charges on property and equipment during 2023, 2022, and 2021.
Goodwill and Other Intangible Assets
Goodwill during the year ended December 31, 2023 was recognized due to purchase price adjustments for acquisitions completed during 2022. There were no impairment losses recorded on goodwill through December 31, 2023.
The Company's goodwill consists of the following:

(in thousands)
Balance at December 31, 2022	$1,239,106
Acquisitions	326
Balance at December 31, 2023	$1,239,432
Management elected to perform a quantitative goodwill impairment test as of December 31, 2023. The fair value was approximately 7% greater than its carrying amount, thus no impairment was recognized. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions could have a material effect on the estimated fair value of our reporting unit and could result in a goodwill impairment charge in a future period.
The Company's other intangible assets consist of the following:

	December 31, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Finite-life intangibles
Customer relationships	$780,806	$(353,190)	$427,616
Non-compete agreements	1,225	(341)	884
Trade names	7,806	(6,603)	1,203
Patents	310	(11)	299
Total intangible assets	$790,147	$(360,145)	$430,002

	December 31, 2022
(in thousands)	Cost	Accumulated Amortization	Net
Finite-life intangibles
Customer relationships	$780,806	$(275,522)	$505,284
Non-compete agreements	6,225	(5,096)	1,129
Trade names	7,826	(3,311)	4,515
Developed technology	2,300	(1,208)	1,093
Total intangible assets	$797,157	$(285,137)	$512,020
Total amortization expense related to intangible assets was approximately $82.3 million, $86.1 million, and $80.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
There were no impairment charges during 2023, 2022, and 2021 with respect to other intangible assets.
As of December 31, 2023, future estimated amortization expense related to intangible assets is estimated as follows:

(in thousands)
2024	$71,619
2025	65,056
2026	58,480
2027	51,915
2028	45,159
Thereafter	137,773
$430,002
Future amortization expense is an estimate. Actual amounts may change due to additional intangible asset acquisitions, impairment, accelerated amortization or other events.
Supplementary Cash Flow Information
Supplementary cash flow information is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$1,610	$2,241	$7,633
Finance lease asset and liability additions	13,190	7,117	8,783
Operating lease right-of-use asset and operating lease liability additions	20,633	22,501	27,660
Issuance of common stock related to acquisition	—	2,000	11,300
Dividend and equity distribution (forfeited) payable	—	(23)	(26)
Software service contract additions	—	—	94

7.    Long-Term Debt
Long-term debt consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
First Lien Term Loan	$1,072,313	$1,054,549
Revolving Credit Facility	—	28,500
Finance lease liability	27,374	23,892
	1,099,687	1,106,941
Less: Unamortized deferred financing costs and debt discount	(20,157)	(11,896)
	1,079,530	1,095,045
Less: Current portion of long-term debt	(18,468)	(17,752)
Total long-term debt	$1,061,062	$1,077,293
First Lien Credit Facilities
On January 4, 2019, in connection with and substantially concurrent with the closing of the business combination, Agiliti Health, Inc. entered into a credit agreement (the “First Lien Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, collateral agent, and letter of credit issuer, Agiliti Holdco, Inc., certain subsidiaries of Agiliti Health, Inc. acting as guarantors, and the lenders from time-to-time party thereto.
The First Lien Credit Agreement originally provided for a seven-year senior secured delayed draw term loan facility in an aggregate principal amount of $660.0 million (the “First Lien Term Loan”) and a five-year senior secured revolving credit facility in an aggregate principal amount of $150.0 million (the “Revolving Credit Facility”). The First Lien Term Loan amortized in equal quarterly installments, in an aggregate annual amount equal to 1.00% of the original principal amount of such term loan, with the balance due and payable at maturity unless prepaid prior thereto.
Between February 2020 and December 2022, the Company increased the First Lien Term Loan facility by $625.0 million and the Revolving Credit Facility by $100.0 million via five amendments, resulting in $1.285 billion of borrowings under the First Lien Term Loan and access to $250.0 million via the Revolving Credit Facility as of December 31, 2022.
During the year ended December 31, 2022, the Company prepaid $69.1 million resulting in a loss on extinguishment / modification of $1.4 million for the year ended December 31, 2022, which consisted entirely of the write-off of unamortized debt discount.
During the year ended December 31, 2021, in connection with amendments discussed above, the Company incurred a loss on extinguishment / modification of debt of $0.3 million related to the write-off of unamortized deferred financing costs.
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
Solely with respect to the Revolving Credit Facility, the Company is required to maintain a leverage ratio not to exceed 7:1 when the aggregate principal amount of outstanding Revolving Loans and drawn Letters of Credit, on the last day of the most recent fiscal quarter, exceeds 35% of the total revolving credit commitments.
Revolving Credit Facility Amendment
On April 6, 2023, the Company entered into Amendment No. 6 (“Amendment No. 6”) to the First Lien Credit Agreement, with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders.

Amendment No. 6, among other things, provided for (i) a refinancing of the existing Revolving Credit Facility through a replacement of the existing $250.0 million Revolving Credit Facility with a $300.0 million revolving credit facility; (ii) extends the maturity of the Revolving Credit Facility to April 6, 2028; and (iii) updates the benchmark interest rate provisions to replace the LIBOR with a term rate based on the Secured Overnight Financing Rate (“Term SOFR”), for revolving loans extended in dollars, a term rate based on the Euro InterBank Offered Rate (“Adjusted EURIBOR”), for revolving loans extended in euros, and a daily rate (“Daily Simple RFR”) based on the Sterling Overnight Index Average (“SONIA”), for revolving loans extended in sterling, as the reference rates for purposes of calculating interest under the Revolving Credit Facility.
Following Amendment No. 6, the interest rate margin for borrowings under the Revolving Credit Facility are set at Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.75%, with step downs to (A) Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.50% if the first lien leverage ratio (as calculated under the First Lien Credit Agreement) is less than or equal to 3.75:1.00 and (B) Adjusted EURIBOR, Daily Simple RFR or Term SOFR plus 2.25% if the first lien leverage ratio is less than or equal to 3.25:1.00. Consistent with the prior agreement, the commitment fee on the average daily undrawn portion of the New Revolving Credit Facility is 0.3750% per annum if the first lien leverage ratio is greater than 3.25:1.00 and 0.250% if the first lien leverage ratio is less than or equal to 3.25:1.00
During the year ended December 31, 2023, in connection with the Company's entry into Amendment No. 6, $3.7 million in lender and third-party fees were capitalized.
A&R First Lien Term Loan Agreement
On May 1, 2023, the Company entered into an amended and restated credit agreement, dated as of May 1, 2023 (the “A&R First Lien Credit Agreement”), with JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders from time-to-time party thereto, which amends and restates the First Lien Credit Agreement.
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
During the year ended December 31, 2023, in connection with the Company's entry into the A&R First Lien Credit Agreement, lender and third-party fees of $3.1 million and $2.8 million were capitalized and expensed, respectively. Unamortized costs written off due to loss on extinguishment / modification of debt totaled $1.7 million for the year ended December 31, 2023.
The Company was in compliance with all financial debt covenants for all periods presented.
Second Lien Term Loan
The Second Lien Term Loan provided for an eight-year term loan facility in an aggregate principal amount of $240.0 million (the “Second Lien Term Loan”). During the year ended December 31, 2021, the Company used the proceeds from the IPO to repay the full principal amount of the Second Lien Term Loan, $80.0 million of the First Lien Term Loan, and $10.0 million of the Revolving Credit Facility. In connection with the repayment of the Second Lien Term Loan, the Company incurred a loss on extinguishment / modification of debt of $9.8 million which consisted of the write-off of unamortized deferred financing costs and debt discount of $7.4 million and an additional 1% redemption price or $2.4 million.

Interest Rate Swap
In May 2020, the Company entered into an interest rate swap agreement for a total notional amount of $500.0 million. Until its expiration in June 2023, the agreement converted $350.0 million and $150.0 million of the First Lien Term Loan to fixed interest rates of 0.3396% and 0.3290%, respectively, plus the Applicable Margin.
On April 17, 2023, the Company entered into a new two-year interest rate swap agreement with an effective date of July 1, 2023. As a result, the Company expects the effective interest rate on $500.0 million of the Term Loan Credit Facility to be 4.0685%, plus the Applicable Margin, through July 2025.
Both interest rate swap agreements qualify for cash flow hedge accounting under ASC 815. At inception and on an on-going basis, the Company must perform an effectiveness test. The fair value of the interest rate swap agreement as of December 31, 2023 was $1.9 million, of which $3.1 million is included in other current assets offset by $1.2 million included in obligation under tax receivable agreement, pension and other long-term liabilities on the consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge as of December 31, 2023. The Company has not recorded any amounts due to ineffectiveness for any periods presented.
Maturities of Long-Term Debt
As of December 31, 2023, maturities of long-term debt and capital lease obligations are contractually as follows:

(in thousands)
2024	$18,468
2025	16,261
2026	14,696
2027	13,582
2028	12,788
Thereafter	1,023,892
Total	1,099,687
Unamortized deferred financing costs	(11,371)
Unamortized debt discount	(8,786)
$1,079,530
8.    Leases
The Company leases facilities under operating lease agreements, which include both monthly and longer-term arrangements. The Company's finance leases consist primarily of leased vehicles.

Lease assets and liabilities consist of the following:

(in thousands)		December 31, 2023	December 31, 2022
Lease Assets	Classification
Operating lease assets	Operating lease right-of-use assets	$78,157	$79,975
Finance lease assets	Property and equipment (1)	27,554	23,231
Total leased assets		$105,711	$103,206
Lease Liabilities
Current:
Operating	Current portion of operating lease liability	$25,603	$23,607
Finance	Current portion of long-term debt	7,718	8,354
Noncurrent:
Operating	Operating lease liability, less current portion	63,765	67,332
Finance	Long-term debt, less current portion	19,656	15,538
Total lease liabilities		$116,742	$114,831

(1)	Finance lease assets are recorded net of accumulated depreciation of $39.4 million and $29.6 million as of December 31, 2023 and 2022, respectively.
Total lease cost consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Lease Cost
Finance lease cost:
Amortization of right-of-use assets	$10,034	$8,659	$8,657
Interest on lease liabilities	998	648	738
Operating lease cost	30,218	29,044	19,547
Short-term lease cost	982	878	791
Variable lease cost	7,028	6,293	5,641
Total lease cost	$49,260	$45,522	$35,374
The maturities of lease liabilities as of December 31, 2023 are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2024	$28,000	$8,447	$36,447
2025	23,746	6,035	29,781
2026	18,551	4,372	22,923
2027	7,985	3,140	11,125
2028	5,074	2,260	7,334
Thereafter	13,094	5,515	18,609
Total lease payments	$96,450	$29,769	$126,219
Less: Interest	7,082	2,395	9,477
Present value of lease liabilities	$89,368	$27,374	$116,742

The lease term and discount rates are as follows:

December 31, 2023
Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	4.6
Finance leases	2.1
Weighted-average discount rate
Operating leases	3.2%
Finance leases	2.7%
Other information related to cash paid related to lease liabilities and lease assets obtained is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$998	$648	$738
Operating cash flows for operating leases	27,549	25,878	19,569
Financing cash flows for finance leases	9,502	8,812	9,097

Lease asset obtained in exchange for new finance lease liabilities	13,190	7,117	8,783
Lease asset obtained in exchange for new operating lease liabilities	20,633	22,501	27,660
9.    Shareholder’s Equity
Treasury Stock
On August 21, 2023, the Company announced that its board of directors approved a share repurchase program, pursuant to which, the Company is authorized to repurchase up to $50.0 million of shares of the Company’s common stock (exclusive of any fees, commissions or other expenses related to such repurchases), over a period of 12 months. During the year ended December 31, 2023, the Company repurchased 406,096 shares of its common stock for a total of $3.8 million.
Dividends
In November 2019, the Company declared a $2.23 dividend per share that was paid to holders of common stock and is paid upon vesting to holders of restricted stock units and performance restricted stock units. Dividends paid during the years ended December 31, 2023 and 2022 totaled $0.3 million and $0.9 million, respectively.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Unrealized gain on minimum pension liability adjustment, net of tax	$1,069	$502
Unrealized gain on cash flow hedge, net of tax	1,436	6,841
	$2,505	$7,343

Changes in Accumulated Other Comprehensive Income (Loss) for the year ended December 31, 2023 are as follows:

(in thousands)
Minimum pension liability - balance as of December 31, 2022	$502
Net actuarial gain	909
Amortization of net actuarial gain	(151)
Income tax (expense) related to pension	(191)
Net current year other comprehensive income	567
Minimum pension liability - balance as of December 31, 2023	$1,069

Cash flow hedge - balance as of December 31, 2022	$6,841
Changes in the effective portion of the fair value of cash flow hedge	(7,285)
Income tax benefit related to cash flow hedge	1,880
Net current year other comprehensive (loss)	(5,405)
Cash flow hedge - balance as of December 31, 2023	$1,436

Net current year other comprehensive (loss)	$(4,838)
10.    Share-Based Compensation
On January 4, 2019, the 2018 Omnibus Incentive Plan (“2018 Plan”) became effective. The 2018 Plan provides for issuance of 24.6 million nonqualified stock options, restricted stock units and performance restricted stock units to any of its executives, other key employees and certain non-employee directors. Approximately 3.0 million shares of the 2007 Stock Option Plan with an exercise price of $2.13 per share and expiration date of November 4, 2024 were rolled into the 2018 Plan on January 4, 2019.
In connection with the Company's IPO in 2021, the Company granted certain employees, including named executive officers, restricted stock units, performance restricted stock units, and stock options under the 2018 Plan with respect to approximately 1.6 million shares of the Company’s common stock.
The Company adopted an Employee Stock Purchase Plan (“ESPP”) in 2021 and a total of 2.6 million shares of the Company's common stock are reserved for issuance thereunder. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering period ending on April 30 and October 31 each year. 398,895 shares were issued under the ESPP during the year ended December 31, 2023. The Company recognized $0.6 million share-based compensation expense for the discount received by participating employees for the year ended December 31, 2023.
In connection with the dividend payment in November 2019, the exercise price of stock options granted under the 2018 Plan was adjusted from $8.50 to $6.27 per share. This modification did not result in additional share-based compensation expense.

Stock Options
A summary of activity for the stock options under the 2018 Plan is detailed below:

(in thousands, except exercise price and years)	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding as of December 31, 2020	6,690	$4.25	$81,235	6.5
Granted	710	14.09
Exercised	(651)	2.22	11,939
Forfeited or expired	—	—
Outstanding as of December 31, 2021	6,749	$6.08	$114,095	6.1
Granted	555	18.45
Exercised	(820)	3.67	12,332
Forfeited or expired	(85)	14.30
Outstanding as of December 31, 2022	6,399	$7.36	$58,449	5.7
Granted	676	14.54
Exercised	(835)	3.93	6,778
Forfeited or expired	(1,145)	11.38
Outstanding as of December 31, 2023	5,095	$7.97	$9,797	4.9
Exercisable as of December 31, 2023	4,547	$7.11	$9,764	4.5
Stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted have a ten-year contractual term and vest over one to four years. The shares issued to a grantee upon the exercise of such grantee’s options will be subject to certain restrictions on transferability as provided in the 2018 Plan. Grantees are subject to non-competition, non-solicitation and confidentiality requirements as set forth in their respective stock option grant agreements. Forfeited and expired options are available for future issuance.
The exercise price of the stock option award is equal to the market value of Company’s common stock on the grant date as determined reasonably and in good faith by the Company’s Board of Directors and Compensation Committee. The intrinsic value of a stock award is the amount by which the market value of the underlying stock exceeds the exercise price of the award.
The Company determines the fair value of options using the Black-Scholes option pricing model. The estimated fair value of options is recognized as expense on a straight-line basis over the options’ vesting periods. The assumptions in the table below were used to determine the Black-Scholes fair value of stock options granted:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.91%	1.76%	0.94%
Expected volatility	39.71%	33.36%	34.05%
Dividend yield	N/A	N/A	N/A
Expected option life (years)	6.00	6.00	5.92
Black-Scholes Value of options	$6.64	$6.53	$4.83
Expected volatility is based on an independent valuation of the stock of companies within the Company's peer group. Given the lack of a true comparable company, the peer group consists of selected public healthcare companies representing the Company's suppliers, customers and competitors within certain product lines. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life. The expected option life is estimated utilizing the simplified method due to the Company's lack of historical exercise data.

Future expense related to stock options that the Company expects to recognize as expense over a weighted average period of 2.0 years, totals approximately $2.2 million. The expense could be accelerated upon the sale of the Company.
Restricted Stock Units and Performance Restricted Stock Units
A summary of activity for restricted stock units and performance restricted stock units is detailed below:

(in thousands, except grant date fair values)	Number of units	Weighted average grant date fair value
Nonvested as of December 31, 2020	1,944	$8.37
Granted	1,180	14.69
Vested	(817)	8.58
Forfeited	(135)	11.55
Nonvested as of December 31, 2021	2,172	$11.26
Granted	1,620	18.40
Vested	(1,021)	10.03
Forfeited	(398)	15.58
Nonvested as of December 31, 2022	2,373	$15.55
Granted	2,636	11.38
Vested	(1,289)	13.64
Forfeited	(505)	16.90
Nonvested as of December 31, 2023	3,215	$12.68
The restricted stock units vest over one to four years. The performance restricted stock units cliff vest after 3 years and are subject to the level of achievement of a 3-year cumulative adjusted EBITDA target. Future expense related to restricted stock units and performance restricted stock units that the Company expects to recognize as expense over a weighted average period of 1.6 years totals approximately $20.5 million.
The fair value of the market-based performance restricted stock units is estimated at the grant date using a Monte-Carlo simulation model which included the following assumptions:

Year Ended December 31, 2023
Risk-free interest rate	4.19%
Dividend yield	N/A
Expected volatility	51.19%
Expected term (years)	2.57
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected option life. Expected volatility is based on the historical volatility of the Company's stock over the expected term. The expected term is the time between the award grant date and performance period end date.

The following table summarizes stock-based compensation expense for the 2018 Plan and ESPP:

	December 31,
(in thousands)	2023	2022	2021
Cost of sales	$2,962	$2,335	$—
Selling, general, and administrative expense	17,224	16,440	13,960
Total stock-based compensation expense	$20,186	$18,775	$13,960
The Company's actual tax benefits realized from tax deductions related to the vesting of awards for years ended December 31, 2023, 2022, and 2021 was $4.9, $6.0, and $3.6 million, respectively.
Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance under the 2018 Plan was 14.1 million shares as of December 31, 2023.
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
The Advisory Services Agreement was terminated in the second quarter of 2021 upon the completion of the IPO. In connection with the termination of the Advisory Services Agreement, the Company paid a buyout fee to the Advisor of approximately $7.0 million, which was expensed as incurred. Total professional services fees incurred to the Advisor were $0.6 million for the year ended December 31, 2021.
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
The change in benefit obligation, pension plan assets and funded status as of and for the years ended December 31, 2023 and 2022 are as follows:

Change in Benefit Obligation

(in thousands)	2023	2022
Benefit obligations at beginning of year	$24,129	$31,150
Interest cost	1,181	847
Actuarial (gain) loss	591	(6,451)
Benefits paid	(1,532)	(1,417)
Benefit obligations at end of year	$24,369	$24,129
Change in Plan Assets

(in thousands)	2023	2022
Fair value of plan assets at beginning of year	$21,016	$26,393
Actual return on plan assets	2,933	(4,610)
Employer contributions	180	650
Benefits paid	(1,532)	(1,417)
Fair value of plan assets at end of year	$22,597	$21,016
Funded Status

(in thousands)	2023	2022
Funded status	$(1,772)	$(3,113)
Unrecognized net actuarial (gain) / accumulated other comprehensive (gain)	(1,432)	(675)
Net amount recognized	$(3,204)	$(3,788)
A summary of the Company's pension plan projected benefit obligation, accumulated obligation and fair value of pension plan assets are as follows:

(in thousands)	2023	2022
Projected benefit obligation	$24,369	$24,129
Accumulated benefit obligation (“ABO”)	24,369	24,129
Fair value of plan assets	22,597	21,016
ABO less fair value of plan assets	$1,772	$3,113
Amounts recognized in the consolidated balance sheets are as follows:

(in thousands)	2023	2022
Current liabilities	$—	$650
Noncurrent liabilities	1,772	2,463
Total amount recognized	$1,772	$3,113

Net Periodic Benefit Cost
The components of net periodic benefit cost are as follows:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Interest cost	$1,181	$847	$785
Expected return on plan assets	(1,434)	(1,139)	(1,107)
Recognized net actuarial (gain) loss	(151)	—	293
Net periodic benefit cost	$(404)	$(292)	$(29)
Change in Accumulated Other Comprehensive Income (Loss)

(in thousands)	Year Ended December 31,
	2023	2022	2021
Beginning of year	$502	$(20)	$(2,215)
Net actuarial gain	909	703	2,649
Amortization of net actuarial (gain) loss	(151)	—	293
Income tax expense related to pension	(191)	(181)	(747)
End of year	$1,069	$502	$(20)
Pension Plan Assets
The Company's target pension plan asset allocation and actual pension plan allocation of assets as of December 31, are as follows:

Asset Category	Target Allocation	2023	2022
Equity securities	46%	43%	69%
Debt securities and cash	54	57	31
	100%	100%	100%
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

Fair Value Measurement
The following tables present the Company's plan assets, using the fair value hierarchy as disclosed in Note 5, Fair Value Measurements.

	Assets at Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$127	$—	$—	$127
Registered investment companies:
Total international stock index fund	5,184	—	—	5,184
Total stock market index fund	4,609	—	—	4,609
Total return fund	12,677	—	—	12,677
Total assets at fair value	$22,597	$—	$—	$22,597

	Assets at Fair Value as of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$121	$—	$—	$121
Registered investment companies:
Total international stock index fund	7,163	—	—	7,163
Total stock market index fund	7,346	—	—	7,346
Total return fund	6,386	—	—	6,386
Total assets at fair value	$21,016	$—	$—	$21,016
Investments in equity and debt securities are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices. These investments are classified as Level 1.
Contributions
The Company contributed $0.2 million, $0.7 million and $0.7 million to the pension plan during the years ended December 31, 2023, 2022, and 2021, respectively. The Company does not expect to make contributions during in 2024.
Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

(in thousands)
2024	$1,633
2025	1,672
2026	1,720
2027	1,810
2028	1,812
2029 - 2033	8,822

Pension Plan Assumptions
The following weighted-average assumptions were used as of each of the years ended December 31, as follows:

	2023	2022	2021
Weighted-average actuarial assumptions used to determine benefit obligations:
Discount rate	4.82%	5.01%	2.77%
Expected return on assets	5.93%	4.90%	5.05%
Weighted-average actuarial assumptions used to determine net periodic benefit cost:
Discount rate	5.01%	2.77%	2.43%
Expected return on assets	6.13%	5.05%	5.05%
Rate of compensation increase	N/A	N/A	N/A
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
Other Employee Benefits
The Company also sponsors a defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”) and covers substantially all of the Company’s employees. Employees may contribute annually up to 80% of their base compensation on a pre-tax basis (subject to Internal Revenue Service limitation). The company matching contribution is 50% of the first 6% of base compensation that an employee contributes. The Company made matching contributions to the plan of approximately $7.5 million, $6.0 million and $5.6 million for the years ended December 31, 2023 and 2022, and 2021, respectively.
14.    Income Taxes
The provision for income tax expense (benefit) consists of the following:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Federal current	$8,873	$(6,555)	$223
State current	3,716	3,697	4,206
Total current	12,589	(2,858)	4,429
Federal deferred	(11,918)	1,730	11,823
State deferred	(5,403)	(104)	181
Total deferred	(17,321)	1,626	12,004
	$(4,732)	$(1,232)	$16,433

Reconciliations between the Company’s effective income tax rate and the U.S. statutory rate are as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. Federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of U.S. Federal income tax	3.4	10.9	4.8
Permanent items	(0.4)	(0.8)	0.1
Meals and entertainment	(2.7)	0.3	0.4
Deferred rate change	8.9	2.1	1.8
Share-based compensation	6.2	(30.0)	(5.2)
Executive compensation disallowed	(15.8)	23.5	11.1
TRA fair value adjustment	(1.1)	(1.9)	2.9
Release of Sizewise reserve	—	(30.4)	—
Transaction costs	—	—	2.3
Tax credits	2.7	(0.6)	—
Valuation allowance	(2.4)	—	—
Other	(0.2)	1.6	1.4
Effective income tax rate	19.6%	(4.3) %	40.6%
The Company's effective tax rate for the year ended December 31, 2023 was primarily impacted by executive compensation disallowed under Internal Revenue Code Section 162(m), share-based compensation, and deferred rate changes. The Company's effective tax rate for the year ended December 31, 2022 was primarily impacted by share-based compensation, executive compensation disallowed under Internal Revenue Code Section 162(m), and the release of uncertain tax positions and permanent items related to the Sizewise Acquisition as described below. The Company's effective tax rate for the year ended December 31, 2021 was primarily impacted by share-based compensation, executive compensation disallowed under Internal Revenue Code Section 162(m), a tax rate change, transaction costs and the Company's tax receivable agreement.
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
On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors ("CHIPS") Act was signed into law creating a new advanced manufacturing investment credit under new Internal Revenue Code section 48D. On August 16, 2022, the Inflation Reduction Act was signed into law. The two primary tax implications for corporations are a 15% alternative minimum tax (“AMT”) that applies to corporations with at least $1.0 billion of pretax income and a 1% surtax on share buybacks, which takes effect in 2023. The Company does not deem the CHIPS Act or the Inflation Reduction Act to have a material impact on its financial statements for the years ended December 31, 2023 and 2022.
On December 15, 2022, the European Union (“EU”) member states formally adopted the EU’s Pillar Two Directive, which was established by the Organization for Economic Co-operation and Development, and which generally provides for a 15% minimum effective tax rate for multinational enterprises, in every jurisdiction in which they operate. While the Company does not anticipate that this will have a material impact on the tax provision or effective tax rate, management continues to monitor evolving tax legislation in the jurisdictions in which the Company operates.

The components of the Company’s overall deferred tax assets and liabilities are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Accounts receivable	$1,582	$1,079
Accrued compensation and pension	8,529	9,901
Inventories	2,888	1,468
Other assets	4,151	3,847
Operating lease liability	22,730	23,407
Section 163(j) capitalized interest	16,979	4,975
Section 174 capitalized R&D costs	6,591	2,901
Net operating loss carryforwards	2,138	17,146
Total gross deferred tax assets	65,588	64,724
Valuation allowance	(577)	—
Total deferred tax assets	65,011	64,724
Deferred tax liabilities:
Deferred contract costs	(3,102)	(3,850)
Unrealized (gain) on pension	(364)	(174)
Unrealized (gain) on cash flow hedge	(489)	(2,370)
Accelerated depreciation and amortization	(163,988)	(180,934)
Prepaid assets	(3,429)	(3,537)
Operating lease right-of-use assets	(19,858)	(20,474)
Total deferred tax liabilities	(191,230)	(211,339)
Total net deferred tax liabilities	(126,219)	(146,615)
As of December 31, 2023, the Company has fully utilized its federal net operating loss carryforwards.
In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company evaluates its ability to realize the tax benefits associated with deferred tax assets by analyzing the relative impact of all the available positive and negative evidence regarding its forecasted taxable income, the reversal of existing deferred tax liabilities, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. The Company has been generating taxable income in recent years on a consolidated basis and is projecting taxable income in future years due to continued growth on a consolidated basis. However, based upon the analysis performed on the various operating entities, it was determined that it was more-likely-than not that the Company will not be able to benefit from a portion of the separate state net operating losses. As such, the Company has recorded a valuation allowance on these deferred tax assets as of December 31, 2023. The Company did not record a valuation allowance for the years ended December 31, 2022 and 2021.
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
The Company files income tax returns in the U.S. federal jurisdiction and numerous state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state and local income tax examinations by tax authorities for taxable years before 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefit for the years ended December 31, 2023, 2022 and 2021 is as follows:

(in thousands)
Unrecognized tax benefits balance at December 31, 2020	$1,340
Gross decreases for tax positions in 2021	8,771
Unrecognized tax benefits balance at December 31, 2021	10,111
Gross increase for rate change in 2022	(8,753)
Unrecognized tax benefits balance at December 31, 2022	1,358
Gross decrease for tax positions in 2023	(18)
Unrecognized tax benefits balance at December 31, 2023	$1,340
The Company has $1.3 million of unrecognized tax benefits as of December 31, 2023 that, if recognized, would impact the effective tax rate. The Company did not accrue for any interest or penalties related to unrecognized tax benefits as of December 31, 2023 and 2022 as compared to an accrual of $3.2 million for the year ended December 31, 2021. The Company does not anticipate significant changes to our unrecognized tax benefits within the next twelve months.
15.    Concentration
On December 14, 2022, the Company received a modification to the Company’s current U.S. Department of Health and Human Services (“HHS”) and the Assistant Secretary for Preparedness and Response (“ASPR”) agreement that expired on February 27, 2023 incorporating Federal Acquisition Regulation (“FAR”) 52.217-8, which allows the government to extend the term of this current agreement by up to six months.
Additionally, on December 14, 2022, the Company entered into a new HHS / ASPR agreement (the "Agreement") for preventive maintenance services (“PMS”), management and storage for ventilator and powered air purifying respirator (“PAPR”) systems. The Agreement’s performance period commenced on August 28, 2023 and is anticipated to have a period of performance of four years and six months, consisting of a base period of twelve months, three one-year option periods and an additional six-month option period.
Approximately 10.4% and 10.5% of total Company revenue was attributable to various contracts with the HHS / ASPR for the years ending December 31, 2023 and 2022, respectively.
16.    Earnings (Loss) Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Year Ended December 31,
	2023	2022	2021
Basic weighted average shares outstanding	134,647,238	132,602,747	120,877,480
Net effect of dilutive stock awards based upon the treasury stock method	—	5,778,548	7,619,740
Dilutive weighted average shares outstanding	134,647,238	138,381,295	128,497,220

Basic earnings (loss) per share	$(0.14)	$0.23	$0.20
Diluted earnings (loss) per share	$(0.14)	$0.22	$0.19

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings per share	8,557,396	9,203	—
For the year ended December 31, 2023, dilutive weighted-average shares outstanding is equal to basic weighted-average shares outstanding due to the Company’s net loss position as the inclusion of such stock awards within dilutive weighted-average shares outstanding would be antidilutive.

17.    Subsequent Events
Merger Agreement
On February 26, 2024, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Apex Intermediate Holdco, Inc., a Delaware corporation (“Parent”), and Apex Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions and on the terms set forth therein, Merger Sub will merge (the “Merger”) with and into the Company, with the Company continuing as the surviving corporation (the “Surviving Corporation”). Parent and Merger Sub are affiliates of THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P. (“THL”) and the holder of a majority of the outstanding capital stock of the Company (the “Significant Company Stockholder”). Capitalized terms used herein but not otherwise defined have the meaning set forth in the Merger Agreement.
Merger Consideration
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, $0.0001 par value per share, of the Company (the “Shares” and each a “Share”) issued and outstanding immediately prior to the Effective Time (other than (i) Shares owned directly or indirectly by the Significant Company Stockholder, Parent or Merger Sub or any of their respective Subsidiaries (each such Share referred to in clause (i), a “Significant Company Stockholder Share” and, collectively, the “Significant Company Stockholder Shares”), (ii) the Rollover Shares (defined below) and (iii) Shares owned by the Company as treasury stock (each such Share referred to in clause (iii), an “Excluded Share” and, collectively, the “Excluded Shares”) and (iv) Shares that are owned by stockholders who have perfected and not withdrawn a demand for appraisal rights in accordance with Section 262 of the DGCL (“Dissenting Stockholders”)), shall be converted into the right to receive $10.00 per Share in cash, without interest thereon (the “Merger Consideration”).
Refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024 for additional information regarding the Merger.
Accounts Receivable Securitization
On February 14, 2024, Agiliti Receivables LLC, a special purpose entity (the “SPV”) that is an indirect subsidiary of the Company, entered into an accounts receivable securitization facility (the “AR Facility”) of up to $150 million with MUFG Bank, Ltd., as administrative agent pursuant to a receivables financing agreement, dated as of February 14, 2024 (the “RFA”), among the SPV, Agiliti Health, Inc., as servicer, the administrative agent and the group and agents and lenders party thereto. In connection with the AR Facility, certain subsidiaries of Agiliti, as originators (the “Originators”), sold and will continue to sell all of their accounts receivable and certain related assets (collectively, the “Receivables”) to the SPV.
The amount available for borrowings at any one time under the RFA is limited to a borrowing base amount calculated based on the outstanding balance of eligible Receivables, subject to certain reserves, concentration limits, and other limitations. Borrowings under the RFA bear interest at rates specified in the RFA in addition to a drawn fee and a fee on the undrawn committed amount of the RFA. Interest and fees payable by the SPV under the RFA are due monthly. The RFA is scheduled to terminate on February 12, 2027, unless extended in accordance with its terms or earlier terminated. As of the date hereof, no amounts have been drawn on the AR facility.
The SPV pledged its ownership interest in the Receivables as collateral security for all amounts outstanding under the RFA, and Agiliti Health, Inc. will perform administrative and collection services relating to the Receivables on behalf of the SPV for a fee. Agiliti Health, Inc. guaranteed the respective performance obligations of the Originators under the RFA pursuant to a performance guaranty dated as of the Closing Date. However, neither Agiliti Health, Inc. nor any of its affiliates guarantees the SPV’s borrowings under the RFA or the collectability of the Receivables.
The RFA contains certain customary representations and warranties, affirmative and negative covenants, indemnification provisions, and events of default, including those providing for termination of the AR Facility and the acceleration of amounts owed by the SPV under the RFA upon the occurrence of certain events.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of December 31, 2023, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Agiliti, Inc.’s disclosure controls and procedures and concluded that, due to the existence of material weaknesses in internal control over financial reporting described below, and based on the evaluation of these disclosure controls and procedures, the Company’s disclosure controls and procedures were not effective as of December 31, 2023.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") the Internal Control - Integrated Framework (2013). Based on its evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weaknesses caused by an insufficient number of trained resources with expertise in the design and implementation of controls to address identified risk related to IT systems and certain process-level controls, as follows:
•Information technology general controls ("ITGC") across all financial reporting systems related to ineffective user access, including segregation of duties, and ineffective change management controls over certain financial reporting systems. As a result, the Company had ineffective process level controls that are automated or that rely on information from the affected systems across all financial reporting processes.
•The Company was unable to maintain effective risk assessment processes and did not have effective identification and design of process-level control activities related to order-to-cash (including revenue and accounts receivable) and manual journal entries.
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
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears in Part II, Item 8. of this Annual Report on Form 10-K.
2023 Remediation Activities
As previously disclosed in Item 9A. of our Annual Report for the fiscal year ended December 31, 2022, management identified material weaknesses in internal control over financial reporting due to insufficient trained resources with expertise in implementation and operation of internal controls. These material weaknesses included ineffective identification of risks and related responses, ineffective control activities related to the design and operation of process level controls, and ineffective ITCGs across all financial reporting systems.
While we believe that we have taken meaningful steps to improve our internal controls over financial reporting related to the previously reported material weaknesses, full remediation was not realized as of December 31, 2023.
The Company performed the following remediation activities in 2023:
•We enhanced policies and procedures to improve our overall control environment and monitoring controls around timely evaluation and communication of internal control deficiencies to those parties responsible for taking corrective action, including senior management and the Board of Directors, as appropriate.
•We recruited key positions within our technology, accounting, internal audit, and other support functions with appropriate qualified experience to enhance our risk assessment processes and internal control capabilities, allow for additional segregation of duties and improved change management, and provide appropriate oversight and reviews.
•We provided training and education programs for personnel responsible for the performance of key business processes throughout the Company to facilitate their understanding of the risks being addressed by the controls they are performing as well as educate them in the documentation requirements of the internal control framework.
•We began modifying access to key system privileges to minimize risk within the organization and its IT systems.
•We began enhancing user access provisioning and monitoring controls to enforce appropriate system access and segregation of duties as well as controls supporting change management. We have also established a ruleset against which we will evaluate segregation of duties in future periods.
•We migrated most of our customers to a new cloud-based technology that is managed by our organization, which will allow for better established ITGCs.
•We made investments in our technology platforms and associated tools, such as monitoring software, in order to provide better reporting capabilities and allow for transparency as to the changes made by users with privileged access.
•We made significant progress in enhancements to the business process control environment to address the noted design deficiencies.
•We modified resource allocations to further support the SOX compliance program.
Management’s Ongoing Remediation Plan
While we have put forth significant resources and effort in our remediation activities described above, ongoing and additional activities are required to fully remediate our material weaknesses. We are continuing to implement process and control improvements to address the above material weaknesses as follows:
•We will continue to implement and enhance ITGCs and related policies. This will include providing training and support related to newly developed templates that are designed to help us both assess the appropriateness of IT access and identify potential segregation of duties conflicts so we can either modify access to address the conflict or identify sufficient compensating controls.
•We will continue to configure system access and new tools, such as monitoring software, to allow us to better report upon and evaluate software modifications, data changes, and other relevant IT changes.
•We will continue to coordinate with our Human Resources personnel to allow for better tracking of contingent workers (i.e., personnel who are not full-time employees of our company) to help us assess the appropriateness of, and terminate as applicable, the system access of those workers.
•We will continue to develop and implement system and business process controls around our order-to-cash process for the various revenue streams and the manual journal entry process to address the design and implementation of controls. We have developed numerous controls that are being implemented and are dependent on system enhancements that are scheduled to occur throughout 2024.
•We will provide additional training with control owners and reviewers with specific focus on understanding the risks being addressed by the controls they are performing, as well as requirements for sufficient documentation and evidence in the execution of the controls.
As anticipated, a remediation effort of this magnitude takes multiple years to complete. We are committed to ensuring that our internal controls are designed and operating effectively. Management believes the efforts taken to date and the planned remediation will improve the effectiveness of our internal control over financial reporting. While these remediation efforts are ongoing, the controls must also be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the controls are operating effectively to address the risks of material misstatement.
Changes in Internal Controls Over Financial Reporting
Except for the steps taken as part of the remediation activities described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
Rule 10b5-1 Trading Plans
On December 11, 2023, Thomas J. Leonard, a member of our Board of Directors and our Chief Executive Officer, adopted a pre-arranged trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 trading plan”). Mr. Leonard’s Rule 10b5-1 trading plan authorizes the potential sale of up to 496,041 shares of common stock issuable upon the exercise of outstanding stock options and expires no later than November 1, 2024.
On December 11, 2023, Lee M. Neumann, Executive Vice President and General Counsel, adopted a Rule 10b5-1 trading plan authorizing the potential sale of up to 14,055 shares of common stock. Ms. Neumann’s Rule 10b5-1 trading plan expires no later than November 29, 2024.
On December 12, 2023, Scott A. Christensen, Senior Vice President, Controller and Chief Accounting Officer, adopted a Rule 10b5-1 trading plan authorizing the potential sale of up to 13,934 shares of common stock issuable upon the exercise of outstanding stock options. Mr. Christensen’s Rule 10b5-1 trading plan expires no later than November 29, 2024.
Other than as disclosed above, none of our directors or officers adopted, modified or terminated Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2023.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10. will be contained in the Definitive Proxy Statement and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by this Item 11. will be contained in the Definitive Proxy Statement and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12. will be contained in the Definitive Proxy Statement and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13. will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185
The information required by this Item 14. will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
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

10.32+
Retention Bonus Letter, effective March 1, 2023, by and between Agiliti, Inc. and James B. Pekarek (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on March 7, 2023).

10.33
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

10.34
Amended and Restated Credit Agreement, dated as of May 1, 2023, by and among Agiliti Health, Inc., as borrower, Agiliti Holdco, Inc., as holdings, the subsidiaries of the borrower from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto, including any schedules and exhibits attached thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2023).

10.35
Amendment No. 1, dated as of June 7, 2023, to the Tax Receivable Agreement, dated as of January 4, 2019, by and among Agiliti Holdco, Inc., a Delaware corporation, Agiliti, Inc., a Delaware corporation, as guarantor thereunder, IPC/UHS, L.P., solely in the capacity of the Stockholders’ Representative, and each of the successors and assigns thereto. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 8, 2023).

10.36+	Offer Letter, dated as of September 29, 2023, by and between Agiliti, Inc. and Thomas J. Leonard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2023).

10.37+	Offer Letter, dated as of October 11. 2023, by and between Agiliti, Inc. and Bettyann Bird, filed herewith.

10.38
Receivables Financing Agreement, dated February 14, 2024, by and among Agiliti Receivables LLC, Agiliti Health, Inc., MUFG Bank, Ltd., and the group agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2024).

21.1	List of subsidiaries of Agiliti, Inc., filed herewith.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Agiliti, Inc. Clawback Policy, filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.
+ Indicates a management contract or compensatory plan or arrangement.
*Furnished, not filed.
ITEM 16. 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2024.

AGILITI, INC.
By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2024.

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