Form 10-K/A
period 2023-12-31
AGILITI, INC. \DE
filed 2024-03-18
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
Amendment No. 1
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
The number of shares of common stock, $0.0001 par value, outstanding as of March 13, 2024 was 135,960,875.
DOCUMENTS INCORPORATED BY REFERENCE
None.

AGILITI, INC.

3

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2024 (the “Original Form 10-K”). We are filing this Amendment pursuant to General Instruction G(3) of Form 10-K to include the information required by Part III of Form 10-K that we did not include in the Original Form 10-K, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2023. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak only as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Form 10-K.
In this Annual Report, unless otherwise specified, the terms “we”, “our”, “us” and the “Company” refer to Agiliti, Inc. and, where appropriate, its consolidated subsidiaries. The term “THL” refers to Thomas H. Lee Partners, L.P., our principal stockholder, and the term “THL Stockholder” refers to THL Agiliti LLC, an affiliate of Thomas H. Lee Partners, L.P.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Board of Directors
The name and age of each member of our board of directors (“Board”), their positions held with the Company (if any) and other biographical information as of March 13, 2024 is set forth below.
Thomas J. Leonard, age 56, rejoined us as Chief Executive Officer in October 2023 after having previously served in this role from 2015 until March 2023 and has been a member of our Board since 2015. From April 2023 to September 2023, Mr. Leonard served as an Executive Partner at Thomas H. Lee Partners, L.P. Prior to joining us, Mr. Leonard served as the President of Medical Systems for CareFusion Corporation, where he led the $2.4 billion revenue global medical device segment, which includes Alaris® infusion pumps, Pyxis® automated dispensing and patient identification systems, and AVEA® and LTV® series ventilators and respiratory diagnostics products. Prior to joining CareFusion in 2008, Mr. Leonard served as the Senior Vice President and General Manager of Ambulatory Solutions for McKesson Provider Technologies, and prior to that, Executive Vice President of Operations for Picis, Inc. Mr. Leonard has a bachelor’s degree in Engineering from the United States Naval Academy and an MBA from S.C Johnson Graduate School of Management at Cornell University. Mr. Leonard is an experienced senior executive with extensive operating experience leading businesses focused on medical devices, services and healthcare IT. His experience across these closely related business segments, combined with his years leading us as our Chief Executive Officer, make him a valuable member of our Board.
Michael A. Bell, age 68, became a member of our Board in January 2019. Mr. Bell has been a Managing Director at THL since 2018. Most recently, he was an executive advisor to THL. Prior to that, Mr. Bell was executive chairman of SyneosHealth, Inc. (formerly INC Research Holdings, Inc./inVentiv Health, Inc.). From August 1, 2017 to December 1, 2017, Mr. Bell served as Executive Chairman and President of Syneos Health Commercial Solutions (formerly inVentiv Health Commercial Solutions). From September 2014 until he joined Syneos Health, Inc., Mr. Bell served as Chairman and Chief Executive Officer of inVentiv Health, Inc. Mr. Bell served as inVentiv Health, Inc.’s Chief Operating Officer from May 2014 until his appointment as Chairman and Chief Executive Officer. From 1998 until he joined inVentiv Health, Inc., Mr. Bell was a Managing Partner and Founder of Monitor Clipper Partners, a private equity firm where he invested in companies in the professional services, procurement outsourcing and biopharmaceutical services industries. Mr. Bell also served as Senior Executive Vice President of John Hancock Financial Services, Inc., reporting to the Chairman and Chief Executive Officer, from 2001 until the business was sold to Manulife Financial Corporation in 2004. In 1983, Mr. Bell was a founder of Monitor Group, a management consulting firm engaged across the healthcare delivery system, and was a member of the firm’s leadership team until 1998 when he joined Monitor Clipper Partners, LLC. In addition to Agiliti, Mr. Bell currently sits on the boards of Autism Home Care Holdings, Inc., Hospice Care Holdings, L.P., Intelligent Medical Object and Senior Home Care Holdings, Inc. Mr. Bell was previously a director of Syneos Health, Inc., AmeriLife Group, LLC, Professional Physical Therapy and Healthcare Staffing Services. Mr. Bell holds a B.S. in Economics from the Wharton School at the University of Pennsylvania and an MBA from Harvard Business School. Mr. Bell is a valuable member of our Board because of his experience serving as an executive in healthcare and related companies for several decades, experience in the private equity industry analyzing, investing in and serving on the board of directors of companies in the healthcare industry, as well as his perspective as a representative of our largest shareholder.
Joshua M. Nelson, age 51, became a member of our Board in January 2019. Mr. Nelson is a Managing Director and Head of Healthcare at THL, which he joined in 2003. Prior to joining THL, he worked at JPMorgan Partners, the private equity affiliate of JPMorgan Chase. Mr. Nelson currently serves on the board of directors of Adare Pharma Solutions, Autism Home Care Holdings, Inc., Intelligent Medical Objects, CSafe Global, Senior Home Care Holdings, Inc., Hospice Care Holdings, L.P. and Smile Doctors LLC, and he previously served on the boards of 1-800 CONTACTS, Inc., Advanced BioEnergy, Curo Health Services, Hawkeye Energy Holdings, Healthcare Staffing Services, Intermedix Corporation, inVentiv Health, Nextech, Syneos Health, Inc and Party City Holdco.. Mr. Nelson holds a B.A. in political science, summa cum laude, from Princeton University and an M.B.A., with honors, from Harvard Business School. Mr. Nelson is a valuable member of our Board because of his experience investing in and serving on the boards of various healthcare companies, his skills related to analyzing and understanding a company’s financial performance, and his broad perspective related to strategic planning.
Dr. Gary L. Gottlieb, age 67, became a member of our Board in January 2019. Dr. Gottlieb is a professor of psychiatry at Harvard Medical School and a member of the National Academy of Medicine. Dr. Gottlieb served as Chief Executive Officer of Partners In Health from March 2015 until June 2019. From January 2010 until February 2015, he served as President and Chief Executive Officer of Partners HealthCare (now MassGeneral Brigham), the parent of the Brigham and Women’s and Massachusetts General Hospitals and a number of the nation’s other leading academic medical centers, community hospitals and physician organizations. He served as President of Brigham and Women’s Hospital, as President of North Shore Medical Center, and as Chairman of Partners Psychiatry. Dr. Gottlieb served as a member of the Board of Directors of the Federal Reserve Bank of Boston from 2012 to 2016 and as its Chair from 2016 to 2018. Dr. Gottlieb serves as Executive Chair of Cohere, Inc. and BHNewCo LLC/ Author Health LLC and as a Director of Kyruus, Inc., OM1, Inc. and Elysium and, previously, inVentiv Health, Inc. He is an Executive Partner of Flare Capital Partners. Dr. Gottlieb earned an MBA from the Wharton School at the University of Pennsylvania and an M.D. from the Albany Medical College of Union University in a six-year accelerated biomedical program. Dr. Gottlieb is a valuable member of our Board because of his extensive experience in the healthcare and medical industries and his multiyear service in executive roles of companies in such industries.
Diane B. Patrick, age 72, became a member of our Board in April 2021. Ms. Patrick is a Senior Counsel at Ropes & Gray LLP and has practiced labor and employment law for over 35 years. Prior to serving as Senior Counsel at Ropes & Gray LLP, Ms. Patrick served as a Co-Managing Partner and as a member of several committees, including the Diversity Committee, of Ropes & Gray LLP, as an Associate at O’Melveny & Myers, as an Associate at Hogan Hartson (n/k/a Hogan Lovells US LLP), as University Attorney at Harvard University, and as Director and Associate Vice President of Human Resources at Harvard University. Ms. Patrick also serves on the boards of Massachusetts General Hospital (as Co-Vice Chair, and as Chair and member of several committees, including the Nominating and Corporate Governance Committee), MassGeneral Brigham (as Chair of the United Against Racism Task Force and member of several committees, including the Committee on Institutional Conflicts), and WBUR-FM, a National Public Radio station (as a member of the Community Advisory Board). Ms. Patrick also served as First Lady of the Commonwealth of Massachusetts while her husband was Governor from 2007 to 2015. Ms. Patrick is a valuable member of our Board because of the unique perspective she brings as a legal expert, her dedication to diversity initiatives and her experience serving on the boards of directors of companies in the healthcare sector.
Scott M. Sperling, age 66, became a member of our Board in January 2019. Mr. Sperling is currently a Co-Chief Executive Officer of THL, which he has led for over 20 years. Prior to joining THL, Mr. Sperling was, for more than ten years, managing partner of The Aeneas Group, Inc., the private capital affiliate of Harvard Management Company. Before that he was a senior consultant with the Boston Consulting Group. Mr. Sperling is currently a director of Thermo Fisher Scientific (NYSE: TMO) and was previously a director of iHeartMedia, Inc. (NASDAQ: IHRT), Madison Square Garden Company (NYSE: MSGE) and Warner Music Group (NASDAQ: WMG). Mr. Sperling’s current and prior directorships also include Experian Information Solutions, Fisher Scientific, Front Line Management Companies, Inc., Houghton Mifflin Co., The Learning Company, PriCellular Corp, ProcureNet, ProSiebenSat.1, Univision Communications, Inc., and Wyndham Hotels and several other private companies. Mr. Sperling is also the Chairman of MassGeneral Brigham, the parent of the Massachusetts General Hospital, Brigham Health and a number of the nation’s other leading academic medical centers, community hospitals and physicians organizations. Mr. Sperling holds a B.S. from Purdue University and an MBA from Harvard Business School. Mr. Sperling is a valuable member of our Board because of his experience in the private equity industry analyzing, investing in and serving on the boards of directors of companies across various industries, including healthcare, as well as his perspective as a representative of our largest shareholder.

Dr. C. Martin Harris, age 67, became a member of our Board in May 2022. Dr. Harris has served as Associate Vice President of the Health Enterprise and Chief Business Officer of the Dell Medical School at The University of Texas at Austin since 2016. Dr. Harris previously served as Chief Information Officer and Chairman of the Information Technology Division of The Cleveland Clinic Foundation, a non-profit academic medical center, and a Staff Physician for The Cleveland Clinic Hospital and The Cleveland Clinic Foundation Department of General Internal Medicine from 1996 to 2016. Additionally, from 2000 to 2016, Dr. Harris was Executive Director of e-Cleveland Clinic, a series of e-health clinical programs offered over the internet. Prior to joining the Cleveland Clinic, Dr. Harris spent 14 years with the School of Medicine at the University of Pennsylvania. Dr. Harris serves on the board of directors of Thermo Fisher Scientific Inc. (NYSE: TMO), Colgate Palmolive Company (NYSE: CL) and the MultiPlan Corporation (NYSE: MPLN). Dr. Harris previously served on the boards of HealthStream, Inc. (NASDAQ: HSTM) and Invacare Corporation (NYSE: IVC). Dr. Harris brings extensive leadership experience and expertise in the healthcare and information technology fields to the Company’s Board.
John L. Workman, age 72, joined us in November 2014 as a director and Chair of the Audit Committee. From February to April 2015, Mr. Workman was our Interim Executive Chairman of the Board. In April 2015, Mr. Workman was appointed as non-executive Chairman of the Board. From 2012 to June 2014, Mr. Workman served as Chief Executive Officer and Director at OmniCare, Inc. Prior to that, Mr. Workman served as Chief Financial Officer of OmniCare, Inc. from 2009 to 2012, and President from 2011 to 2012. Prior to joining OmniCare, Mr. Workman served as Chief Financial Officer of HealthSouth Corporation from 2004 to 2009. Prior to that, he spent six years serving in executive officer roles at U.S. Can Corporation, including Chief Executive Officer and Chief Operating Officer. Mr. Workman also spent more than 14 years with Montgomery Ward & Company, Inc., serving in various financial leadership capacities, including Chief Financial Officer and Chief Restructuring Officer. Mr. Workman began his career with the public accounting firm KPMG LLP. Mr. Workman is also a Director of Federal Signal Corporation (NYSE: FSS), an international manufacturing company that specializes in environmental and safety solutions where he chairs the Audit Committee and serves on the board of directors of ConMed (NASDAQ: CNMD), an international manufacturer of equipment and supplies for orthopedic and general surgery. Mr. Workman was a director of CareCapital Properties, which, prior to merging into a public company, was a REIT involved with long-term healthcare facilities, from August 2015 until August 2017. Mr. Workman holds a doctorate degree in education in ethical leadership from Olivet Nazarene University, an MBA from the University of Chicago and a B.S. degree from Indiana University. Mr. Workman is a valuable member of our Board because of his extensive business and financial background and his multiyear service in executive roles of companies in the healthcare sector.
Darren M. Friedman, age 55, became a member of our Board in March 2019. Mr. Friedman is a Partner of StepStone Group LP, a global private markets firm that oversees approximately $240 billion of private capital allocations. Prior to joining StepStone in 2010, Mr. Friedman was a Managing Partner of Citi Private Equity, where he worked from 2001 to 2010, managing over $10 billion of capital across various private equity investing activities. Mr. Friedman sits or has sat on the boards or advisory boards of multiple portfolio companies, general partners and a number of Investment Committees. Prior to joining Citi Private Equity, Mr. Friedman worked in the Investment Banking division at Salomon Smith Barney. Mr. Friedman has an MBA from the Wharton School at the University of Pennsylvania and a B.S. in Finance from the University of Illinois. Mr. Friedman is an experienced senior executive with extensive accounting and financial experience. He is a valuable member of our Board because of his accounting, financial and private equity experience and his experience on the boards of directors of other companies.
Megan M. Preiner, age 40, became a member of our Board in January 2019. Ms. Preiner is a Managing Director at THL, which she joined in 2008. Prior to joining THL, she worked in the Media and Telecommunications Group at Credit Suisse. Ms. Preiner currently serves on the board of directors of Adare Pharma Solutions, Autism Home Care Holdings, Inc., Ingenovis, Hospice Care Holdings, Smile Doctors LLC and Senior Home Care Holdings, Inc., and she previously served on the board of directors of CSafe Global, Intermedix Corporation and Phillips Pet Food & Supplies. Ms. Preiner holds a B.A. in Political Economy, cum laude, from Georgetown University and an MBA from Harvard Business School. Ms. Preiner is a valuable member of our Board because of her experience in the private equity industry analyzing, investing in and serving on the boards of directors of companies in the healthcare industry, as well as her perspective as a representative of our largest shareholder.
Audit Committee
Our Board has a separately-designated standing Audit Committee comprised of John L. Workman, Dr. Gary L. Gottlieb and Darren M. Friedman, with Mr. Workman serving as chair of the committee. Our Board has affirmatively determined that Mr. Workman, Dr. Gottlieb and Mr. Friedman meet the definition of “independent director” for purposes of serving on an Audit Committee under Rule 10A-3 of the Exchange Act and the applicable NYSE listing standards. In addition, our Board has determined that Mr. Workman qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.
Executive Officers
Below is a list of the names, ages, positions and a brief account of the business experience of the individuals who serve as executive officers of Agiliti as of March 13, 2024:

Name	Age	Position
Thomas J. Leonard	56	Chief Executive Officer and Director
James B. Pekarek	55	Executive Vice President and Chief Financial Officer
Bettyann Bird	63	Executive Vice President, Chief Strategy Officer
Robert L. Creviston	57	Executive Vice President, Chief Human Resources Officer
Lee M. Neumann	48	Executive Vice President and General Counsel
Derrick L. Johnson	54	Senior Vice President and Chief Operating Officer
Lori M. Jones	61	Senior Vice President and Chief Commercial Officer
Scott A. Christensen	59	Senior Vice President, Controller and Chief Accounting Officer
Matthew E. McCabe	43	Senior Vice President of Finance and Treasurer
Matthew Neale	50	Senior Vice President of IT and Chief Information Officer
Thomas J. Leonard is our Chief Executive Officer and a member of our Board. His biography can be found above under “Board of Directors.”
James B. Pekarek joined us in April 2013 as Executive Vice President and Chief Financial Officer. Prior to joining us, Mr. Pekarek was the Chief Financial Officer for Cornerstone Brands since 2005. Cornerstone Brands is a leading home and apparel lifestyle retailer. Before that, Mr. Pekarek held executive level finance positions with The Spiegel Group, Montgomery Wards, Inc. and Outboard Marine Corporation. Mr. Pekarek has an MBA from Northwestern University and a Bachelor of Science in Accounting from Indiana University.
Bettyann Bird rejoined Agiliti in October 2023 and serves as our Executive Vice President and Chief Strategy Officer. Ms. Bird previously served as our Executive Vice President of Strategy and Solution Management from January 2016 until April 2022. Prior to joining us, Ms. Bird was Vice President of Marketing for the Global Dispensing business at CareFusion from 2012 to 2015. She has held numerous executive leadership roles within the healthcare industry, including Executive at eHealth Portal from 2009 to 2011, President and Chief Executive Officer of eStudySite from 2007 to 2008 and President of the Consulting and Services business of Cardinal Health from 2004 to 2006. Prior to that, Ms. Bird held leadership positions with Deloitte Consulting and Ernst & Young. She spent her early years in healthcare as a trauma and intensive care nurse. Ms. Bird earned a bachelor’s degree in Nursing from Texas Christian University and an MBA from Baylor University.
Robert L. Creviston joined us in 2013 and serves as Executive Vice President and Chief Human Resources Officer. From 2007 until 2013, Mr. Creviston was the Vice President of Human Resources—Midwest Group at Waste Management, Inc., a leading North America provider of integrated environmental solutions. From 2000 to 2007, he held a variety of human resources management roles at Pactiv Corporation, a packaging business focused in the food service and consumer products space. Mr. Creviston holds a B.S. in Industrial and Labor Relations from Cornell University.
Lee M. Neumann became our General Counsel in January 2011. From 2009 to 2011, Ms. Neumann was our Associate General Counsel. Prior to joining us, Ms. Neumann was an attorney at Faegre Drinker Biddle & Reath LLP, formerly Faegre & Benson LLP, from 2002 to 2009. Ms. Neumann holds a Juris Doctorate degree from Hamline University School of Law and a B.A. in Biology from Gustavus Adolphus College.
Derrick L. Johnson serves as our Senior Vice President and Chief Operating Officer. Mr. Johnson previously served as Senior Vice President of Operations from April 2022 to March 2023 and Vice President of Field Operations beginning in March 2021. Prior to joining the Company in 2021, Mr. Johnson served in a variety of strategic and operational roles over twenty-one years at UPS including, most recently, serving as the company’s Southeast President. Mr. Johnson has an MBA from Tuck School of Business at Dartmouth College and is a graduate of the University of Notre Dame.

Lori M. Jones has served as our Chief Commercial Officer since December 2022. Prior to joining us, Ms. Jones served as President, Provider Market for Olive, an intelligent automation company serving the healthcare industry. Before that, she held various executive roles in sales and general manager roles at Connance, Brightree, AirStrip and McKesson. Ms. Jones holds a bachelor’s degree in Business Administration from the Ohio State University.
Scott A. Christensen joined us in 2012 as Controller and Chief Accounting Officer. In December 2021, Mr. Christensen was named Senior Vice President after serving as Vice President since 2013. Prior to joining us, from 1992 to 2012 Mr. Christensen served in several executive capacities at Supervalu, Inc., one of the largest companies in the U.S. grocery channel, including Vice President of Finance and Vice President of Accounting. From 1987 to 1992, Mr. Christensen served as a supervising accountant at KPMG Peat Marwick. Mr. Christensen is a graduate of St. Cloud State University and holds a B.S. in Accounting.
Matthew E. McCabe joined Agiliti, Inc. in 2006 and serves as our Senior Vice President of Finance and Treasurer. Mr. McCabe previously served as Vice President of Finance from 2017 to 2021 and Vice President of Finance and Business Intelligence from 2014 to 2017. From 2006 to 2014, Mr. McCabe held several roles with Agiliti including Business Unit CFO, Director of Strategy & Business Development and several other roles within the accounting and finance organization. Prior to Agiliti, Mr. McCabe served as an auditor at Mahoney, Ulbrich, Christensen and Russ. Mr. McCabe holds an MBA from Metropolitan State University and a B.S. in Accounting and Business Administration from Winona State University.
Matthew Neale joined Agiliti, Inc. in 2021 and serves as our Senior Vice President of IT and Chief Information Officer. Prior to joining us, Mr. Neale served as Chief Information Officer of Provider Solutions at Optum, Inc., a division of UnitedHealth Group from 2016 to 2021. From 2007 to 2016, Mr. Neale held several executive roles in the information technology group at Target Corporation, including, most recently, Vice President – IT Transformation & Office of CIO from 2014 to 2016. Mr. Neale holds a BSc in Economics from the University of Southampton, UK.
Code of Conduct
We have adopted a Code of Conduct that applies to all our employees, officers and directors, including those officers responsible for financial reporting. Our Code of Conduct is available on our website at https://investors.agilitihealth.com. We intend to disclose any amendments to the Code, or any waivers of its requirements, on our website.
Delinquent Section 16(a) Reports
Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE, and to furnish Agiliti with copies of such forms. Based on our review of the forms we have received, or written representations from reporting persons, we believe that, during the current fiscal year and in prior fiscal years, each of our executive officers and directors complied with all such filing requirements, with the exception of the inadvertent late filing of one Form 4 filing for each of Messrs. Christensen, Creviston, Leonard, McCabe and Pekarek and Ms. Neumann, relating to the withholding of common stock to satisfy tax obligations upon settlement of a previously reported award of restricted stock units and one Form 4 filing for Mr. Leonard relating to the sale of shares of common stock.
ITEM 11. Executive Compensation
Compensation Discussion and Analysis
The executive compensation discussion and analysis set forth herein reflects our executive compensation for the year ended December 31, 2023.
Introduction
In this compensation discussion and analysis, we discuss our compensation program, including our compensation philosophy and objectives and each component of compensation for our Chief Executive Officer, Chief Financial Officer, former Chief Executive Officer, the next three most highly compensated executive officers and one additional highly-compensated individual who did not serve as an executive officer as of the end of the fiscal year ended December 31, 2023 (collectively, the “named executive officers” or the “NEOs”).

Compensation Philosophy and Objectives
We strive to ensure that we are able to attract and retain talented employees and reward performance. We also believe that the most effective executive compensation program is one that is designed to reward the achievement of our specific annual and long-term strategic goals. Accordingly, our Compensation Committee (and our Board, in ratifying the Compensation Committee’s determination) evaluates both performance and compensation to ensure that the compensation provided to key executives is fair and reasonable and that it remains competitive using a compilation of broad-based industry compensation studies. Additionally, the Compensation Committee has identified a group of peer companies in the same or similar industries, adjusted for our size and ownership model, against which we compare our executive compensation. To these ends, our Compensation Committee and Board have determined that our executive compensation program for our named executive officers should include base salary, annual performance-based incentive and long-term equity compensation that rewards performance as measured against established goals, and competitive health, dental and other benefits.
Overview of Compensation Program and Process
We have structured our compensation program to motivate the named executive officers to achieve the business goals set by us and to reward them for achieving such goals. In furtherance of these objectives, our Compensation Committee conducts an annual review of our total compensation program to achieve the following goals:
•align management and company shareholder interests;
•enable the Company to attract and retain key talent;
•reward executives for driving improvement in shareholder value; and
•provide market competitive total direct compensation as compared to peer group companies.
We believe that these goals reflect the importance of pay for performance by providing our named executive officers with an opportunity to earn compensation for above average performance. The compensation for each named executive officer includes (1) a base salary that we believe is competitive with salary levels for similarly situated executives of our peer companies, adjusted for our size and ownership model, (2) annual performance-based incentive compensation that is contingent upon achievement of specific corporate objectives and (3) long-term equity compensation.
Independent Compensation Consultant
In carrying out its responsibilities, our Compensation Committee retains and seeks the advice of compensation consultants that are independent of management. Since 2019, the Compensation Committee has engaged the services of Semler Brossy Consulting Group (“Semler Brossy”), an independent national compensation consulting firm, to advise the Committee regarding the Company’s executive compensation program, how the program compares to peer company compensation practices, and other executive compensation-related matters. Semler Brossy does not provide any other material services to the Company. The Compensation Committee has assessed the independence of Semler Brossy pursuant to the NYSE rules and concluded that Semler Brossy’s work for the Compensation Committee did not raise any conflicts of interest.
Use of Peer Group Data
In connection with its annual review of compensation elements and amounts for named executive officers, the Compensation Committee selected a company peer group for purposes of analyzing our compensation packages and comparing our pay practices and overall pay levels with other leading healthcare organizations when establishing our pay guidelines. Because the comparative compensation information we derive from our peer group is just one of the several analytic tools that are used in setting executive compensation, the Compensation Committee has discretion in determining the nature and extent of its use. The peer group includes other U.S.-based publicly traded companies in related industries and prioritized companies that share similar business dynamics with us. The peer group for fiscal year 2023 included the following seventeen companies: STERIS plc, AdaptHealth Corp, Stericycle, Inc., ICU Medical, Inc., R1 RCM Inc. Healthcare Services Group, Inc., Integra LifeSciences Holdings Corporation, Integer Holdings Corporation, Premier, Inc., Omnicell, Inc., Nuvasive, Inc., Merit Medical Systems, Haemonetics Corporation, CONMED Corporation, Sotera Health Company, Varex Imaging Corporation and Avanos Medical, Inc.
The Compensation Committee expects to continue to review our peer group on an annual basis, considering changes in our size and business and the businesses of the companies in the peer group.

The Role of Management
The Compensation Committee reviews compensation elements and amounts for named executive officers on an annual basis, at the time of a promotion or other change in level of responsibilities and when competitive circumstances or business needs may require. The Compensation Committee also considers input from our Chief Executive Officer and Chief Financial Officer when setting financial objectives for our incentive plans. The Compensation Committee, in determining compensation, also considers input from our Chief Executive Officer, with the assistance of our Chief Human Resources Officer (for officers other than themselves) regarding recommendations for base salary, annual incentive targets and other compensation awards. The Compensation Committee gives significant weight to our Chief Executive Officer’s evaluation when assessing each of the other officers’ performance and determining appropriate compensation levels and incentive awards. The members of our Board (other than the Chief Executive Officer), meeting in executive session, determine the compensation of the Chief Executive Officer, including the Chief Executive Officer’s annual incentive targets.
Based on the above-described evaluations, the Chief Executive Officer provided compensation recommendations to the Compensation Committee for executives other than himself based on this data and the other considerations mentioned in this compensation discussion and analysis. The Compensation Committee recommended a compensation package for our Chief Executive Officer and determined compensation packages for our other named executive officers that are consistent with our compensation philosophy.
2023 Executive Compensation Components
For fiscal year 2023, the principal components of compensation for our named executive officers were base salary, annual performance-based incentive compensation and long-term equity compensation, each of which is addressed in greater detail below. Each named executive officer also has severance and/or change of control benefits and is eligible to participate in our long-term savings plan and the broad-based benefit and welfare plans that are available to our employees in general. In addition, the named executive officers were eligible to receive equity awards. Our Compensation Committee considers the equity awards in assessing each named executive officer’s compensation package and whether such package is consistent with our compensation program philosophy and objectives.
We do not have an established formula or target for allocating between cash and non-cash compensation or between short-term and long-term incentive compensation. Instead, our goal is to ensure that the levels and mix of compensation we pay is sufficient to attract and retain executive officers and to reward them for performance that meets the goals set by our Compensation Committee. For fiscal year 2023, long-term equity incentive compensation comprised the majority of the compensation awarded to our named executive officers.
Setting Executive Compensation
The Compensation Committee determines the total compensation for our named executive officers based on a consideration of the following factors:
•the scope of responsibility of each named executive officer;
•market data from peer group companies;
•an assessment of the positions of similarly situated executives within the peer group and internal comparisons to the compensation received by those executives;
•internal review of each named executive officer’s compensation, both individually and relative to other named executive officers;
•individual performance of each named executive officer, which is assessed based on factors such as fulfillment of job responsibilities, the financial and operating performance of the activities directed by each named executive officer, experience and criticality of the role;
•the total compensation paid to each named executive officer in past years (including long-term equity compensation awarded); and
•performance evaluations for each named executive officer.

Base Salary
We provide our named executive officers with a base salary to compensate them for services rendered. Salary levels are typically considered in December of each year as part of our performance review process and upon a promotion or other change in job responsibility. Merit-based increases to salaries of the named executive officers are based on the Compensation Committee’s assessment of the individual’s performance.
Base salary ranges are determined for each named executive officer based on such named executive officer’s position and responsibility and utilizing our Compensation Committee’s knowledge and expertise regarding the market, with reference to market data regarding peer group compensation compiled from public sources, compensation consultants and independent analysts. Base salary ranges are designed so that salary opportunities for a given position will be targeted at the midpoint of the base salary established for each range as determined by the Compensation Committee.
Goals and objectives for our senior management team include:
•delivering sustained above-market growth;
•pursuing acquisition targets that enhance our customer value proposition;
•delivering clear and measurable results for customers;
•evolving to become more strategic partners to customers;
•establishing Agiliti as a critical part of our nation’s healthcare system; and
•continuing to evolve our unique solution offering to meet and anticipate market demand.
Each of the named executive officers is expected to participate in the above activities, with particular emphasis on their areas of expertise. Thus, for the year ended December 31, 2023, Mr. Leonard’s responsibilities included emphasis areas in setting our strategic direction; Mr. Pekarek had emphasis areas in controls, reporting, budgeting and capital attraction; Mr. Creviston had the emphasis areas of development and retention of talent and design and administration of compensation programs; Ms. Neumann had emphasis areas in legal and regulatory compliance and quality assurance and Ms. Jones had emphasis on growth and revenue, commercial excellence and customer service.
In connection with its annual review of compensation levels in December 2022, the Compensation Committee determined to increase the base salaries of Messrs. Leonard, Pekarek, Boehning, Anbari and Creviston and Ms. Neumann. These increases reflected the increasing complexity of our business and the increased responsibilities these executives took on to meet growth objectives. In particular, the Compensation Committee and the Board of Directors determined to increase the base salaries of Mr. Leonard from $950,000 to $978,750, Mr. Pekarek from $525,000 to $541,000, Mr. Boehning from $525,000 to $540,750, Mr. Anbari from $395,000 to $407,000 Mr. Creviston from $364,000 to $380,000 and Ms. Neumann from $352,000 to $380,000 in view of the valuable individual contributions made by each named executive officer towards achievement of overall executive team objectives during this period including continued integration of multiple strategic acquisitions and significant expansion of product and service offerings. Ms. Jones was appointed as our Chief Commercial Officer in November of 2022 and was awarded an initial base salary of $400,000. Mr. Boehning’s salary was subsequently increased to $978,500 in connection with his appointment as Chief Executive Officer in March 2023.

In January 2024, the Compensation Committee completed its annual review of compensation levels for named executive officer and the Board determined to set the base salaries of our named executive officers for 2024 as follows:

Named Executive Officer(1)	2024 Salary	Salary Increase (%)
Thomas J. Leonard(2)	$1,000,000	—
James B. Pekarek	$554,525	2.5%
Robert L. Creviston	$389,500	2.5%
Lee M. Neumann	$389,500	2.5%
Lori M. Jones	$410,562	2.5%
_______________________
(1)Messrs. Boehning and Anbari departed from the Company in September 2023 and October 2023, respectively, and do not receive base salary for 2024.
(2)Mr. Leonard’s base salary, as reflected in the table, was set in accordance with his offer letter in connection with his appointment as the Company’s Chief Executive Officer in September 2023 and, as such, his base salary was not adjusted in connection with the Compensation Committee’s annual review in January 2024.
Annual Performance-Based Incentive Compensation
The annual performance-based incentive compensation component is offered through the Executive Incentive Program (the “EIP”), an annual cash incentive program that provides our executive officers with an opportunity to earn annual incentive awards based on our financial performance. Under the EIP, our named executive officers can earn incentive awards that are based on a percentage of base salary, with the percentage for Messrs. Leonard and Pekarek, as specified in their employment agreement and for Mr. Creviston and Mses. Neumann and Jones set at a level the Compensation Committee has determined is consistent with such officer’s level of accountability and impact on our operations. In setting this percentage of base salary, the Compensation Committee also considers the incentive compensation paid to executives in the peer group. The 2023 EIP targets for each of our named executive officers were as follows:

Named Executive Officer(1)	2023 Executive Incentive Plan Target as a Percentage of 2023 Base Salary
Thomas J. Leonard(2)	—
James B. Pekarek	70%
Robert L. Creviston	65%
Lee M. Neumann	65%
Lori M. Jones	110%
_______________________
(1)Prior to their departure in September 2023 and October 2023, respectively, Messrs. Boehning and Anbari’s targets as a percentage of their 2023 Base Salary under the EIP were 100% and 70%, respectively.
(2)Mr. Leonard did not participate in the 2023 EIP in accordance with his employment arrangements upon returning to the Company in October 2023.
The corporate financial performance objectives under the EIP relate to total revenue and Adjusted EBITDA, defined as earnings attributable to Agiliti, Inc. before interest expense, income taxes, depreciation and amortization and excluding non-cash share-based compensation expense, management and other expenses, transaction costs, and other nonrecurring gain, expenses or loss. A presentation of Adjusted EBITDA and its calculation is included in our 2023 Annual Report on Form 10-K. In March 2023, the threshold levels for achievement of the corporate financial objectives for 2023 EIP awards were determined by our Compensation Committee. Our named executive officers’ eligibility to earn an incentive award is based on our achievement of those corporate financial objectives for the current year, calculated by comparing actual and target revenue and Adjusted EBITDA for that fiscal year.
Performance Targets and Awards
The Compensation Committee develops an annual performance matrix that assigns a performance target based on performance relative to certain established metrics achieved during the fiscal year. For fiscal 2023, the Board established a final defined revenue target of $1,242 million and a defined Adjusted EBITDA target of $306 million and a performance target between 0 and 200%. The Compensation Committee believes that by using these financial metrics, the Company is encouraging profitable growth and operational excellence for the Company and its shareholders. The Compensation Committee further believes that the financial metrics should measure comparable operating performance, as those measures provide a clearer view into the Company’s underlying performance. Consequently, the financial measures for defined revenue and defined Adjusted EBITDA exclude the effects of certain non-core items such as specific revenue streams related to certain customers and associated costs impacting comparability in our operating plan to facilitate year-to-year comparisons. As a result of the budgeted assumptions, performance reported in our audited financial statements may differ from performance against our EIP performance targets. In setting defined revenue and defined Adjusted EBITDA targets for purposes of award amounts for 2023 performance under the EIP, the Company used “stretch” goals that were generally aggressive and represented internal financial and operational goals beyond the normal level of performance. The Company set these aggressive goals in an effort to incentivize and engage key Company employees to grow the Company and build shareholder value.
The matrix establishes a percentage achievement of 0 to 200% based on our achievement of the defined Adjusted EBITDA target. The objective of the matrix is to provide significantly more weight to Adjusted EBITDA, allowing it to be the primary accelerator and decelerator while allowing revenue to be a modifier. Based on performance results from the year ended December 31, 2023, Adjusted EBITDA was weighted approximately 75%, while revenue was weighted approximately 25%. The following description of the matrix provides insight into how this functions by displaying deviations for various examples. While the performance matrix does range from 0 to 200%, the performance matrix also provides that any achievement that falls below 50% earned on the performance matrix defaults to a 0% payout under the performance matrix. However, the Compensation Committee, in its discretion, may determine to apply its judgment to award a discretionary bonus.
The range used for the revenue target for 2023 was $1,200 million to $1,300 million and the range used for Adjusted EBITDA for 2023 was $292 million to $334 million. In general, the matrix is designed to stabilize near 50% for achievement that is plus or minus $50 million from the midpoint for defined Adjusted EBITDA and plus or minus $21 million from the midpoint for defined revenue. The matrix is designed to reward near-target achievement while minimizing volatility driven by unanticipated events that are outside of management’s control, such as seasonal or market-related fluctuations. Conversely, positive or negative achievement accelerates when outside of these bands, in line with the extraordinary nature, whether positive or negative, of such performance.
For fiscal year 2023, the Compensation Committee reviewed our total revenue, as adjusted, and Adjusted EBITDA performance for the year ended December 31, 2023 ($1,174.6 million and $266.9 million, respectively) in accordance with the annual performance matrix and determined that the Company’s performance resulted in achievement below the threshold performance targets established under the 2023 EIP. The primary factors impacting our inability to achieve the total revenue and Adjusted EBITDA targets in 2023 were lower utilization of our peak-need medical equipment post-COVID and lower revenue associated with our renewed federal government contract.
Although the Company’s performance fell below the threshold level (50%) of achievement for each of the performance targets under the annual performance matrix, the Compensation Committee exercised its discretion to pay a discretionary bonus to named executive officers in recognition of the dedication of the Company’s employees and to ensure retention of key employees. In consideration of these factors, the Compensation Committee applied a 46.6% achievement level to the 2023 EIP targets for our named executive officers (with the exceptions of Mr. Leonard who did not receive a 2023 EIP award in accordance with his employment arrangements upon returning to the Company in October 2023 and Messrs. Boehning and Anbari who departed the Company prior to the Compensation Committee’s EIP determination). The amount of each of the discretionary awards were as follows: Mr. Pekarek - $176,474, Mr. Creviston - $115,102, Ms. Neumann - $115,102 and Ms. Jones - $205,262. The award amounts for 2023 performance under the EIP were approved for the named executive officers by the Compensation Committee in February 2024 and will be paid in September 2024 as follows:

•50% of the value of the award in the form of a restricted stock unit award vesting at the end of the 6-month period following the grant date provided that the executive officer remains employed by the Company on the vesting date; and
•50% of the value of the award in the form of a cash-based award vesting at the end of the 6-month period following the award date provided that the executive officer remains employed by the Company on the vesting date.
Long-Term Equity Incentive Compensation
In March 2023, we granted long-term incentive equity awards to our named executive officers under the Agiliti, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Incentive Plan”), which are designed to grow the Company and build shareholder value. Similar to base salary determinations, the aggregate target value of equity awards is determined for each named executive officer based on such named executive officer’s position and responsibility and utilizing our Compensation Committee’s knowledge and expertise regarding the market, with reference to market data regarding the Company’s peer group. For 2023, the Compensation Committee determined that our named executive officers would receive approximately one-third of their long-term incentive opportunity in performance restricted stock unit awards, one-third in stock options, and the remaining one-third in time-based restricted stock units, each granted pursuant to the 2018 Omnibus Incentive Plan. Options and time-based restricted stock units granted to the named executive officers during 2023 will vest in equal annual installments over three years on March 10th of each year. Performance restricted stock units granted under the 2018 Omnibus Incentive Plan for our named executive officers vest on the three-year anniversary of the grant date, subject to achievement of performance conditions described below.
The performance restricted stock unit awards granted in 2023 are eligible to vest at or between the threshold (50% of target) and maximum (200% of target) levels depending on achievement of the target cumulative Adjusted EBITDA over the 36-month period commencing on January 1, 2023 and ending on December 31, 2025, as further modified based upon the total shareholder return with respect to our common stock from January 1, 2023 until December 31, 2025, relative to the peer group of companies that comprise the S&P Healthcare & Services Index (“rTSR”). In particular, if rTSR is greater than or equal to the 75th percentile, vesting of the performance restricted stock unit awards increases by 25%, if rTSR is between 25th and 75th percentile, the performance restricted stock unit awards vest solely according to our achievement of target cumulative Adjusted EBITDA, and if rTSR is equal to or below the 25th percentile, vesting of the performance restricted stock unit awards decreases by 25%. If our rTSR is negative, overall vesting of the performance restricted stock unit awards is capped at 100%. There is not a discretionary component to the determination of target cumulative Adjusted EBITDA or rTSR for the performance restricted stock unit awards. The target cumulative Adjusted EBITDA and rTSR for the performance restricted stock unit awards granted in 2023 are based on our long-range operating plan and represent internal financial and operational goals.
Long-Term Savings Plan and Other Benefits
We have adopted a Long-Term Savings Plan, which is a tax-qualified retirement savings plan pursuant to which all employees, including the named executive officers, are able to contribute to the plan the lesser of up to 60% of their annual salary or the limit prescribed by the Internal Revenue Service (“IRS”) on a pre-tax basis. We will match 50% of up to 6% of base pay that is contributed to the Long-Term Savings Plan, subject to the limits prescribed by the IRS, excluding any catch-up contributions. Matching contributions and any earnings on the matching contributions are vested in accordance with the following schedule:

Years of Service	Vesting Percentage
1	33%
2	66%
3	100%
Executive Deferred Compensation Plan
Our named executive officers, and certain other employees, may also participate in the Agiliti Executive Deferred Compensation Plan, as amended and restated effective December 3, 2018 (the “Executive Deferred Compensation Plan”). The Executive Deferred Compensation Plan allows our named executives officers to defer up to 60% of their base salary and up to 100% of their earnings under the EIP payable upon the occurrence of a specified future event or date. Investment options available under the Executive Deferred Compensation Plan mirror the investment options available under our Long-Term Savings Plan. None of our named executive officers have participated in the Executive Deferred Compensation Plan.
Severance and/or Change of Control Benefits
On January 4, 2019, we assumed the Agiliti Health Executive Severance Pay Plan (the “Executive Severance Pay Plan”), which provides for severance benefits for certain of our senior executive officers, including Mr. Creviston and Mses. Neumann and Jones. In addition, the employment agreements with Messrs. Leonard and Pekarek, provide for severance and/or change of control benefits. Severance and/or change in control benefits are meant to serve several purposes and are designed to:
•aid in the attraction and retention of executives;
•keep the executives focused on running the business and impartial and objective when confronted with transactions that could result in a change of control; and
•encourage our executives to act in the best interest of our shareholders in evaluating transactions.
Pursuant to his employment agreement, Mr. Pekarek agreed to be subject to one-year noncompetition and one-year non-solicitation covenants.
Upon their departures from the Company, Mr. Anbari received severance benefits in accordance with the Executive Severance Pay Plan and Mr. Boehning received severance benefits in accordance with his employment agreement.
For a detailed discussion of the foregoing as of December 31, 2023, please refer to the caption “Potential Payments Upon Termination or Change in Control” below.
Other Benefits
Our named executive officers are eligible to participate in the same broad-based benefit and welfare plans that are made available to our employees in general.
Compensation Arrangements in 2023
Chief Executive Officer Appointment
On September 28, 2023, the Board appointed Mr. Leonard as Chief Executive Officer effective as of October 1, 2023. In connection with Mr. Leonard’s appointment, Mr. Leonard and the Company entered into an offer letter (the “Offer Letter”) under which Mr. Leonard is entitled to receive: (i) an annualized base salary of $1,000,000, less applicable taxes and withholdings, (ii) a signing bonus of $1,250,000, less applicable taxes and withholdings, which will be paid in 15 equal monthly installments (the “Signing Bonus”) and (iii) a grant of restricted stock units under the Company’s 2018 Omnibus Incentive Plan with a grant date value of $6,250,000, which will vest in 15 equal monthly installments and be subject to the terms and conditions of the 2018 Omnibus Incentive Plan and the award agreement attached to the Offer Letter.
Mr. Leonard’s employment pursuant to the Offer Letter will continue until terminated (a) by either party upon 90 days prior written notice or (b) upon the Company’s termination of Mr. Leonard’s employment for Cause (as defined in 2018 Omnibus Incentive Plan) (such period during which Mr. Leonard is employed pursuant to the Offer Letter, the “Term”). The Offer Letter does not provide for any severance benefits or additional payments upon a termination of Mr. Leonard’s employment. Upon the occurrence of a Change in Control (as defined in the 2018 Omnibus Incentive Plan), Mr. Leonard will be entitled to receive: (x) a payment equal to any unpaid base salary that would have otherwise been paid for services through the 15-month period following the effective date of his termination of employment, payable within 10 days following the date of such Change in Control; (y) a payment equal to any then-unpaid portion of the Signing Bonus, payable within 10 days following the date of such Change in Control and (z) accelerated vesting of the then-unvested

RSUs. Prior to the end of the Term, the parties may mutually agree to enter into a new employment agreement that provides for market-based compensation and such other terms as the parties mutually agree.
Chief Executive Officer Termination
On September 28, 2023 (the “Termination Date”), the Board terminated Mr. Boehning’s employment as Chief Executive Officer without cause. Also on the Termination Date, Mr. Boehning ceased to be a director and the size of the Board was reduced to 10 directors.
In connection with the termination of Mr. Boehning’s employment, subject to his execution and non-revocation of a customary release of claims (the “Release”) substantially in the form attached to his employment agreement, and his compliance with the terms of the Release, Mr. Boehning is entitled to receive the severance benefits set forth in his employment Agreement, which include the following: (i) an amount equal to 12 months of Mr. Boehning’s annualized base salary (as of the Termination Date) plus his target bonus for 2023, payable in substantially equal installments over the 12-month period following the Termination Date, (ii) an amount equal to the pro-rata portion of Mr. Boehning’s 2023 annual bonus based on actual performance through the Termination Date, payable in a lump sum, (iii) an amount equal to 12 months’ worth of COBRA premiums, payable in a lump sum, (iv) options and restricted stock units that are subject solely to time-based vesting conditions granted under the 2018 Omnibus Incentive Plan that would have otherwise vested during the 12 months following the Termination Date will vest in full immediately upon the Termination Date and (v) performance restricted stock units granted under the 2018 Omnibus Incentive Plan will vest based on actual performance through the Termination Date, with the shares earned pursuant to such performance restricted stock units prorated based on the number of days Mr. Boehning would have been employed during the performance period if Mr. Boehning had remained employed through the first anniversary of the Termination Date in comparison to the total number of days in the performance period.
Chief Financial Officer Retention Bonus
On March 1, 2023, the Company awarded a cash bonus of $1,500,000 to Mr. Pekarek (the “Retention Bonus”) in recognition of Mr. Pekarek’s contributions to the Company, contingent upon Mr. Pekarek’s continued employment with the Company through March 31, 2024 (the “Bonus Date”), and his satisfaction of certain performance conditions, including Mr. Pekarek’s (i) assisting in the onboarding of the Company’s new Chief Executive Officer, (ii) successfully integrating recent acquisitions and (iii) providing executive oversight and sponsorship of the Company’s Sarbanes-Oxley Act compliance program. The Retention Bonus will be paid within 30 days of the Bonus Date based upon Mr. Pekarek’s satisfaction of the applicable continued employment and performance conditions.
Other Compensation and Equity-Related Policies
Stock Ownership Guidelines
To further align their interests with those of our shareholders the Compensation Committee recommended, and our Board approved, stock ownership guidelines for our executive officers. Under these guidelines, our NEOs are required to acquire and maintain shares of our common stock having a value equal to the following multiples of their annual base salaries, as applicable, following the completion of a five-year phase-in period:

Position	Required Stock Ownership
Chief Executive Officer	5x annual base salary
Chief Financial Officer	2x annual base salary
President	2x annual base salary
Executive and Senior Vice Presidents	1x annual base salary
As of December 31, 2023, all named executive officers currently employed by the Company satisfied these requirements.

Clawback Policy
Our Board has adopted a clawback policy that sets out the terms under which we may seek to recover incentive compensation from our executive officers. The policy allows the Company to recoup incentive compensation, including both cash bonuses and equity awards, that is paid to an executive and it is subsequently determined that such compensation would not have been earned had such compensation been calculated on the basis of restated financial results if the Board determines the restatement was the result of material noncompliance with financial reporting requirements under the federal securities laws. The Board will apply a three-year lookback period from the date of the restatement in applying any clawback of compensation, which may extend into the period following an executive’s employment with us. The clawback policy was adopted in compliance with the final rule issued by the SEC implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act relating to the clawback of incentive-based compensation and the NYSE’s adoption of its final listing standards in accordance with the SEC clawback rules.
Tax and Accounting Implications
Deductibility of Executive Compensation
The Compensation Committee reviews and considers our deductibility of executive compensation. We believe that compensation paid under our EIP is generally deductible for federal income tax purposes. Section 280G of the IRS Code provides that companies may not deduct compensation paid in connection with a change of control that is treated as an excess parachute payment. In certain circumstances, the Compensation Committee may elect to approve compensation that is not fully deductible to ensure competitive levels of compensation for our executive officers. The Tax Act limited our deductibility to $1 million for named executive officers beginning after January 1, 2018.
Accounting for Share-Based Compensation
We account for our share-based compensation, namely stock options, restricted stock units and performance restricted stock units issued under the 2007 Stock Option Plan and the 2018 Omnibus Incentive Plan, as required by ASC Topic 718, “Compensation—Stock Compensation.”
Compensation expense related to service provided by our employees, including the named executive officers, is recognized in our Statements of Operations.
Compensation Committee Interlocks and Insider Participation
No interlocking relationships exist between the members of our Board and the board or compensation committee of any other company.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” disclosure with management. Based on this review and discussion, the Compensation Committee recommended to our Board that the “Compensation Discussion and Analysis” be included in this Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The Compensation Committee:
Michael A. Bell (Chair)
Joshua M. Nelson
Megan M. Preiner
Diane B. Patrick

Summary Compensation Table
The table below sets forth the total compensation awarded to, earned by or paid to the named executive officers for our 2023, 2022 and 2021 fiscal years, as applicable.

Name and Principal Position	Year	Salary $	Bonus $(1)	Option Awards $(2)	Stock Awards $(3)	Non-Equity Incentive Plan Compensation $(4)	All Other Compensation $(5)	Total $
Thomas J. Leonard	2023	$493,664	$250,000	—	$6,250,000	—	$401,256	$7,394,920
Chief Executive Officer and Director	2022	$950,001	$285,000	$1,491,133	$2,810,009	—	$20,207	$5,556,350
	2021	$851,644	—	$1,240,409	$2,416,680	$1,095,214	$28,755	$5,632,702

James B. Pekarek	2023	$540,693	—	$666,025	$1,081,784	—	$8,718	$2,297,220
Executive Vice President and Chief Financial Officer	2022	$525,000	$110,250	$350,000	$699,993	—	$6,953	$1,692,196
	2021	$491,952	—	$336,296	$655,200	$442,855	$17,722	$1,944,025

Robert L. Creviston	2023	$379,698	—	$255,177	$414,468	—	$17,239	$1,066,582
Executive Vice President and Chief Human Resources Officer	2022	$364,260	$71,031	$128,863	$242,839	—	$25,869	$832,862
	2021	$331,145	—	$96,314	$187,656	$277,259	$7,330	$899,704

Lee M. Neumann	2023	$379,462	—	$255,177	$414,468	—	$9,932	$1,059,039
Executive Vice President and General Counsel	2022	$352,000	$68,640	$124,529	$234,684	—	$9,032	$788,885
	2021	$320,526	$—	$109,497	$213,332	$267,928	$19,876	$931,159

Lori M. Jones(6)	2023	$400,422	—	$179,067	$290,859	—	$20,224	$890,572
Chief Commercial Officer

Thomas W. Boehning(7)	2023	$733,870	—	$1,886,943	$3,064,839	—	$339,132	$6,024,784
Former Chief Executive Officer	2022	$525,000	$126,000	$464,320	$875,010	—	$29,857	$2,020,187
	2021	$475,822	—	$427,728	$833,336	$489,526	$22,015	$2,248,427

David L. Anbari(8)	2023	$325,370	—	$245,975	$399,523	—	$217,256	$1,188,124
Former Senior Vice President, Chief Strategy Officer	2022	$384,610	$75,517	$139,737	$263,318	—	$13,735	$876,917
	2021	$354,929	—	$83,834	$163,324	$177,510	$16,588	$796,185
_______________________
(1)The amount in the “Bonus” column for Mr. Leonard in 2023 reflects the portion of the signing bonus of $1,250,000 paid to Mr. Leonard in 2023 pursuant to the Offer Letter. The amounts in the “Bonus” column for 2022 reflect the grant of discretionary awards to the named executive officers by the Compensation Committee.
(2)The amounts in the “Option Awards” column reflect the grant of option awards to the named executive officers under the 2018 Omnibus Incentive Plan. The amounts in the “Option Awards” column reflect the grant date fair value, determined in accordance with ASC Topic 718, of awards granted pursuant to the Omnibus Incentive Plan, as applicable. Assumptions used in the calculation of these amounts are included in Note 10, Share-Based Compensation to our audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2023.
(3)The amounts in the “Stock Awards” column reflect the grant of restricted stock unit and performance restricted stock unit awards to the named executive officers under the 2018 Omnibus Incentive Plan. Assumptions used in the calculation of these amounts are included in Note 10, Share-Based Compensation to our audited consolidated financial statements included in our Form 10-K for the fiscal year ended December 31, 2023. With respect to the performance restricted stock unit awards, the value of such awards at the grant date assuming that the highest level of performance conditions will be achieved for 2023 for Messrs. Pekarek, Creviston, Boehning, Anbari and Mses.

Neumann and Jones is: $1,171,738, $448,932, $3,319,690, $432,744, $448,932 and $432,744, respectively. The amount reflected in the “Stock Awards” column for Mr. Leonard in 2023 reflects a grant of restricted stock units under the Company’s 2018 Omnibus Incentive Plan with a grant date value of $6,250,000 awarded to Mr. Leonard pursuant to his Offer Letter in connection with his appointment as Chief Executive Officer on October 1, 2023.
(4)The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards to the named executive officers under the EIP which is discussed in detail under the caption “Annual Performance-Based Incentive Compensation.”
(5)For 2023, the amounts in the “All Other Compensation” column are detailed in the “All Other Compensation Table” below:

Name	401(k) Contribution $(a)	Travel Expenses $(b)	Severance Benefits $(c)	Transition Benefits $(d)	Director Compensation $(e)	Total $(g)
Thomas J. Leonard	$6,440	—	—	$182,296	$212,500	$401,256
James B. Pekarek	$8,698	—	—	—	—	$8,718
Robert M. Creviston	$9,847	$7,372	—	—	—	$17,239
Lee M. Neumann	$9,912	—	—	—	—	$9,932
Lori M. Jones	$9,148	$11,056	—	—	—	$20,224
Thomas W. Boehning	$5,142	$12,011	$321,979	—	—	$339,132
David L. Anbari(f)	$10,468	$4,842	$201,107	—	—	$217,256
_______________________
(a)The amounts in the “401(k) Contribution” column reflect our contributions for the named executive officers to the Long-Term Savings Plan, discussed in detail under the caption “Long-Term Savings Plan and Other Benefits.”
(b)The amount in the “Travel Expenses” column reflect payments for reimbursement of travel expenses incurred by the named executive officer’s spouse or domestic partner in connection with attendance at a Company-sponsored awards event.
(c)The amounts in the “Severance Benefits” column reflect payments by the Company in connection with terminations of Messrs. Boehning and Anbari as discussed below under the caption “Potential Payments upon Termination or Change in Control” below. As discussed under the caption “Potential Payments Upon Termination or Change in Control” below, the continued payment of severance benefits to Messrs. Boehning and Anbari is conditioned on each executive’s continued compliance with the confidentiality, non-competition, non-solicitation and no-hire provisions in each executive’s respective agreements.
(d)The amounts in the “Transition Benefits” column reflect payment by the Company to Mr. Leonard of a pro-rata annual bonus at target performance for the portion of the 2023 fiscal year that elapsed prior to March 10, 2023 in connection with Mr. Leonard’s transition from the Chief Executive Officer role in March 2023 as detailed in the Current Report on Form 8-K filed January 9, 2023.
(e)The amounts in the “Director Compensation” column reflect payments by the Company to Mr. Leonard for his service as a non-employee member of the Board of Directors following his transition from the CEO role until his reappointment as CEO on October 1, 2023.
(f)Mr. Anbari also received a medical premium subsidy of $828.66.
(g)Includes $20 gift card issued to all employees for employment during the year ended December 31, 2023.
(6)Ms. Jones joined the Company as Chief Commercial Officer in November of 2022.
(7)On September 28, 2023, the Board terminated Mr. Boehning’s employment as Chief Executive Officer without cause.
(8)On October 11, 2023, the Board terminated Mr. Anbari’s employment as Senior Vice President Strategy and Solutions Management without cause.

2023 Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards Number of Shares of Stock or Units (#)(3)	All other Option Awards Number of Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas J. Leonard(6)	3/10/2023	—	—	—	—	—	—	11,800	—	—	$175,000
	10/1/2023	—	—	—	—	—	—	963,020	—	—	$6,250,000
James B. Pekarek	3/10/2023	$189,350	$378,700	$757,400	16,720	33,440	66,880	33,440	100,320	$14.83	$1,747,809
Robert L. Creviston	3/10/2023	$123,500	$247,000	$494,000	6,406	12,812	25,624	12,812	38,436	$14.83	$669,645
Lee M. Neumann	3/10/2023	$123,500	$247,000	$494,000	6,406	12,812	25,624	12,812	38,436	$14.83	$669,645
Lori M. Jones	3/10/2023	$220,301	$440,603	$881,206	4,496	8,991	17,982	8,991	26,972	$14.83	$469,926
Thomas W. Boehning	3/10/2023	$489,250	$978,500	$1,957,000	47,370	94,740	189,480	94,740	284,221	$14.83	$4,951,782
David L. Anbari	3/10/2023	$142,450	$284,900	$569,800	6,175	12,350	24,700	12,350	37,050	$14.83	$645,497
_______________________
(1)The amounts shown under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” reflect the threshold, target and maximum payment levels, respectively, under our EIP. The EIP awards, if earned, will be paid at or between the threshold (50% of target) and maximum (200% of target) levels depending on achievement of total revenue and Adjusted EBITDA targets for the year ended December 31, 2023.
(2)The amounts shown under “Estimated Future Payouts Under Equity Incentive Plan Awards” reflect performance restricted stock unit awards granted to the named executive officers during 2023 under the 2018 Omnibus Incentive Plan. The performance restricted stock units, if earned, will vest at or between the threshold (50% of target) and maximum (200% of target) levels depending on achievement of the target cumulative Adjusted EBITDA over the 36-month period commencing on January 1, 2023, and ending on December 31, 2025 as further modified based upon rTSR. The named executive officers are also entitled to an accrual of dividend equivalents, equal to the cash amount that would have been payable on the number of performance restricted stock units held by them as of the close of business on the record date for each declared dividend, which shall be credited to them as the equivalent amount of shares that could have been purchased as of the close of business on the dividend payment date. The accrued dividend equivalents will be payable when the performance restricted stock units on which such dividend equivalents were credited have become earned, vested and payable.
(3)Restricted stock units were granted to the named executive officers during 2023 under the 2018 Omnibus Incentive Plan, which will vest in equal installments over three years on the anniversaries of the grant date. The named executive officers are also entitled to an accrual of dividend equivalents, equal to the cash amount that would have been payable on the number of restricted stock units held by them as of the close of business on the record date for each declared dividend, which shall be credited to them as the equivalent amount of shares that could have been purchased as of the close of business on the dividend payment date. The accrued dividend equivalents will be payable when the restricted stock units on which such dividend equivalents were credited have become earned, vested and payable.

(4)Stock options were granted to the named executive officers during 2023 under the 2018 Omnibus Incentive Plan. The options vest in equal installments over three years on March 10, 2024, March 10, 2025 and March 10, 2026.
(5)The amounts in the “Grant Date Fair Value of Stock Option Awards” column reflect the grant date fair value, determined in accordance with ASC Topic 718, of awards pursuant to the 2018 Omnibus Incentive Plan. Assumptions used in the calculation of these amounts are included in our audited consolidated financial statements.
(6)Mr. Leonard did not participate in the EIP or receive annual equity grants for 2023. In connection with his service as a non-employee member of the Board following his transition from the Chief Executive Officer role until his reappointment as Chief Executive Officer on October 1, 2023, Mr. Leonard received a grant of 11,800 restricted stock units under the 2018 Omnibus Incentive Plan, which vested on March 10, 2024. In connection with his appointment as Chief Executive Officer on October 1, 2023, Mr. Leonard received a grant of 963,020 restricted stock units under the 2018 Omnibus Incentive Plan, which vest in 15 equal monthly installments.
Outstanding Equity Awards at December 31, 2023

		OPTIONS AWARD (1)				STOCK AWARDS(2)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Securities Underlying Unvested Restricted Stock Units (#)	Market Value of Securities Underlying Unvested Restricted Stock Units ($)(6)	Equity incentive plan awards: Number of Performance Restricted Stock Units that have not vested (#)		Equity incentive plan awards: Market value of Performance Restricted Stock Units that have not vested ($)(6)
Thomas J. Leonard	10/1/2023	—	—	—	—	770,417	$6,101,703	—		—
Thomas J. Leonard	3/10/2023	—	—	—	—	11,800	$93,456	—		—
Thomas J. Leonard(4)	3/3/2022	228,455	—	$18.45	3/3/2032	—	—	38,076		$301,562
Thomas J. Leonard(4)	4/22/2021	258,929	—	$14.00	11/4/2024	—	—	—		—
Thomas J. Leonard(4)	3/6/2020	303,030	—	$8.25	3/6/2030	—	—	—		—
Thomas J. Leonard(5)	3/6/2019	331,565	—	$6.27	3/6/2029	—	—	—		—
Thomas J. Leonard(3)	3/6/2019	746,021	—	$6.27	3/6/2029	—	—	—		—
Thomas J. Leonard(5)	1/4/2019	606,273	—	$2.13	11/4/2024	—	—	—		—

James B. Pekarek(4)	3/10/2023	—	100,320	$14.83	3/10/2033	33,440	$264,845	16,720		$132,422
James B. Pekarek(4)	3/3/2022	18,970	37,941	$18.45	3/3/2032	12,647	$100,164	9,485		$75,151
James B. Pekarek(4)	4/22/2021	46,800	23,400	$14.00	4/22/2031	7,800	$61,776	23,400		$185,328
James B. Pekarek(4)	3/6/2020	85,909	—	$8.25	3/6/2030	—	—	—	—	—
James B. Pekarek(5)	3/6/2019	89,523	—	$6.27	3/6/2029	—	—	—		—
James B. Pekarek(3)	3/6/2019	268,568	—	$6.27	3/6/2029	—	—	—		—

Robert L Creviston(4)	3/10/2023	—	38,436	$14.83	3/10/2033	12,812	$101,471	6,406		$50,736
Robert L Creviston(4)	3/3/2022	6,581	13,162	$18.45	3/3/2032	4,387	$34,745	3,291		$26,061
Robert L Creviston(4)	4/22/2021	13,403	6,702	$14.00	4/22/2031	2,234	$17,693	6,702		$53,080
Robert L Creviston(4)	3/6/2020	29,370	—	$8.25	3/6/2030	—	—	—		—
Robert L Creviston(4)	3/6/2019	31,352	—	$6.27	3/6/2029	—	—	—		—
Robert L Creviston(5)	3/6/2019	62,703	—	$6.27	3/6/2029	—	—	—		—

Lee M. Neumann(4)	3/10/2023	—	38,346	$14.83	3/10/2033	12,812	$101,471	6,406		$50,736
Lee M. Neumann(4)	3/3/2022	6,360	12,719	$18.45	3/3/2032	4,240	$33,581	3,180		$25,186
Lee M. Neumann(4)	4/22/2021	15,238	7,619	$14.00	4/22/2031	2,540	$20,117	7,619		$60,342

Lori M. Jones(4)	3/10/2023	—	26,972	$14.83	3/10/2033	8,991	$71,209	8,991		$71,209

Thomas W. Boehning(4)	—	—	—	—	—	—	—	—		—

David L. Anbari(4)	3/3/2022	7,136	—	$18.45	1/9/2024	—	—	—		—
David L. Anbari(4)	4/22/2021	11,667	—	$14.00	1/9/2024	—	—	—		—
David L. Anbari(4)	3/6/2020	21,212	—	$8.25	1/9/2024	—	—	—		—
David L. Anbari(5)	3/6/2020	61,364	—	$8.25	1/9/2024	—	—	—		—
_______________________

(1)Option awards granted under the 2018 Omnibus Incentive Plan and prior plans are discussed in detail under the caption “Long-Term Equity Incentive Compensation.” All of such unvested options are included in the “Number of Securities Underlying Unexercised Options Unexercisable” column.
(2)Stock awards granted under the 2018 Omnibus Incentive Plan are discussed in detail under the caption “Long-Term Equity Incentive Compensation”. The Stock Awards granted to Mr. Leonard on March 10, 2023 and October 1, 2023 are discussed in the under the caption “2023 Grants of Plan-Based Awards.”
(3)These option award grants reflect the assumption and conversion of outstanding options under the 2007 Stock Option Plan by Agiliti in connection with its adoption of the 2018 Omnibus Incentive Plan.
(4)Options, restricted stock units and only those performance restricted stock units granted prior to 2021 under the 2018 Omnibus Incentive Plan for our named executive officers vest ratably over three years on the grant anniversary date. Performance restricted stock units granted in 2021, 2022 and 2023 are eligible to vest on the three-year anniversary of the grant date.
(5)Options and restricted stock units granted under the 2018 Omnibus Incentive Plan for our named executive officers vest ratably over four years on the grant anniversary date.
(6)This value is determined using a per share price of $7.92.
Option Exercises and Stock Vested During 2023
The following table shows information regarding the vesting of stock awards held by our NEOs during fiscal year 2023.

	OPTIONS AWARDS		STOCK AWARDS
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)(1)	Number of shares acquired on vesting (#)	Value realized on vesting ($)(2)
Thomas J. Leonard	385,812	$3,162,184	389,217	$5,928,130

James B. Pekarek	86,984	$1,189,369	60,367	$951,419

Robert L. Creviston	—	—	17,811	$277,252

Lee M. Neumann	50,186	$382,377	14,949	$231,776

Lori M. Jones	—	—	—	—

Thomas W. Boehning	15,689	$796	208,101	$2,208,582

David L. Anbari	—	—	23,853	$376,921
_______________________
(1)The value realized on exercise of option awards reflects the difference between the closing market price of our common stock on the exercise date and the exercise price of the option multiplied by the number of shares vested upon exercise of the option.
(2)The value realized on vesting of stock awards reflects the closing price of our common stock on the vesting date multiplied by the number of shares vested.

Potential Payments upon Termination or Change in Control
Offer Letter of Thomas J. Leonard
The following is a description of the payments that would have been made to Mr. Leonard pursuant to his Offer Letter entered into with the Company in connection with his reappointment as Chief Executive Officer on October 1, 2023 as in effect as of December 31, 2023 had Mr. Leonard been terminated on December 31, 2023.
The Offer Letter does not provide for any severance benefits or additional payments upon a termination of Mr. Leonard’s employment. Upon the occurrence of a Change in Control (as defined in the 2018 Omnibus Incentive Plan), Mr. Leonard will be entitled to receive: (x) a payment equal to any unpaid base salary that would have otherwise been paid for services through the 15-month period following October 1, 2023, payable within 10 days following the date of such Change in Control; (y) a payment equal to any then-unpaid portion of Mr. Leonard’s signing bonus of $1,250,000, payable within 10 days following the date of such Change in Control and (z) accelerated vesting of the then-unvested RSUs.
Employment Agreement of James B. Pekarek
The following is a description of the payments that would have been made to Mr. Pekarek pursuant to his employment agreements as in effect as of December 31, 2023 had he been terminated on December 31, 2023.
Payments Made Upon Death or Disability
In the event of death or disability, Mr. Pekarek or Mr. Pekarek’s legal representative would have received the following:
•12 months of Mr. Pekarek’s base salary in effect immediately prior to Mr. Pekarek’s death or Disability (as defined below);
•pro-rata bonus for the year of termination, based on the number of days Mr. Pekarek was employed during such year and based on objective actual performance through the date of termination, payable in a lump-sum on the next regularly scheduled payroll date after the general release of claims becomes effective and irrevocable (the “Payment Date”); and
•within ten days following such termination, payment of accrued and unpaid base salary, accrued but unused vacation days, earned and unpaid bonus for the calendar year ending prior to the date of termination, all other accrued amounts or benefits in accordance with the Company’s benefit plans and reimbursement for expenses.
Additionally, Mr. Pekarek would have received accrued vested benefits through any of our benefit plans, programs or policies (other than severance) at the times specified therein. “Disability” meant Mr. Pekarek is disabled within the meaning of our long-term disability policy then in effect.
Payments Made Upon Termination Without Cause or Resignation for Good Reason
If Mr. Pekarek’s employment would have been terminated without Cause (as defined below) or Mr. Pekarek resigned for Good Reason prior to a Change in Control (as defined below) or more than two years after a Change in Control, Mr. Pekarek would have received payments consisting of the following:
•12 months of Mr. Pekarek’s current base salary and 100% of Mr. Pekarek’s target bonus opportunity for the year of termination, which sum would have been payable during the 12-month period commencing on the date of termination in substantially equal installments in accordance with the Company’s regular payroll practices as in effect from time to time, provided that the first payment shall be made on the Payment Date; and
•within ten days following such termination, payment of accrued and unpaid base salary, accrued but unused vacation days, earned and unpaid bonus for the calendar year ending prior to the date of termination, all other accrued amounts or benefits in accordance with the Company’s benefit plans and reimbursement for expenses.
We also would have paid Mr. Pekarek an amount equal to the pro-rata portion of Mr. Pekarek’s annual bonus for the year of termination, based on the number of days Mr. Pekarek was employed during such year and based on objective actual performance through the date of termination (or the end of the month proceeding such termination if such performance is generally determined at the end of the month) payable in a lump-sum on the Payment Date. Additionally, Mr. Pekarek would have received a lump sum payment equivalent to the amount the COBRA premium would be for Mr. Pekarek’s health coverage prior to the termination (for Mr. Pekarek and Mr. Pekarek’s family to the extent applicable) multiplied by 12. Finally, Mr. Pekarek’s options and restricted stock units granted under the 2018 Omnibus Incentive Plan or any other equity plan or program that would have otherwise vested during the 12 months following such termination of employment would have vested in full immediately upon such termination of employment. Performance restricted stock units granted under the 2018 Omnibus Incentive Plan or any other equity plan or program would have vested based on actual performance through the date of Mr. Pekarek’s termination of employment and projected performance from the date immediately after Mr. Pekarek’s termination of employment through the end of the applicable performance period based on our then current operating budget, with the shares earned pursuant to such performance restricted stock units prorated based on the number of days Mr. Pekarek would have been employed during the performance period if Mr. Pekarek had remained employed through the first anniversary of Mr. Pekarek’s termination of employment in comparison to the total number of days in the performance period.
Under Mr. Pekarek’s employment agreement in effect as of December 31, 2023, “Cause” meant:
•the commission by the executive of, or the executive’s indictment for (or pleading guilty or nolo contendere to) a felony or crime involving moral turpitude;
•the executive’s repeated failure or refusal to faithfully and diligently perform the usual and customary duties of the executive’s employment or to act in accordance with any lawful direction or order of our Board, which failure or refusal is not cured within 30 days after written notice thereof;
•the executive’s material breach of fiduciary duty;
•the executive’s theft, fraud, or dishonesty with regard to us or any of our affiliates or in connection with the executive’s duties;
•the executive’s material violation of our code of conduct or similar written policies;
•the executive’s willful misconduct unrelated to us or any of our affiliates having, or likely to have, a material negative impact on us or any of our affiliates (economically or reputationally);
•an act of gross negligence or willful misconduct by the executive that relates to our affairs or the affairs of any of our affiliates; or
•material breach by the executive of any of the provisions of the executive’s employment agreement.
Mr. Pekarek would have had “Good Reason” for termination if, other than for Cause, any of the following occurred:
•we would have materially diminished the executive’s responsibilities, authorities or duties (provided that in the event of the executive’s disability, our appointment of an interim officer would not have constituted a diminution of the executive’s responsibilities, authorities or duties);
•we would have reduced the executive’s base salary or target bonus opportunity, other than in connection with an across-the-board reduction of base salary or target bonus opportunity applicable to substantially all of our senior executives; or
•we would have relocated the executive’s place of employment by more than 50 miles;
provided, that no event described above would have constituted Good Reason unless (A) the executive had given the Company written notice of the termination, setting forth the conduct of the Company that is alleged to constitute Good Reason, within thirty (30) days following the occurrence of such event and (B) the executive had provided the Company at least sixty (60) days following the date on which such notice is provided to cure such conduct and the Company had failed to do so. Failing such cure, a termination of employment by executive for Good Reason would be effective on the day following the expiration of such cure period.
Payments Made Upon Termination for Cause or Resignation Without Good Reason
If we had terminated Mr. Pekarek employment as of December 31, 2023 for Cause or Mr. Pekarek resigned without Good Reason, within ten days following such termination, Mr. Pekarek would have been entitled to receive his accrued and unpaid base salary, accrued but unused vacation days, earned and unpaid bonus for the calendar year ending prior to the date of termination, all other accrued amounts or benefits in accordance with the Company’s benefit plans and reimbursement for expenses, in each case, accrued through the date of termination. Additionally, if Mr. Pekarek had resigned without Good Reason, Mr. Pekarek would have been entitled to an amount equal to the pro-rata portion of his executive’s annual bonus for the year of termination, based on the number of days he was employed during such year and based on objective actual performance through the date of termination (or the end of the month proceeding such termination if such performance is generally determined at the end of the month), payable in a lump-sum on the Payment Date.

Payments Made Upon Termination Without Cause or For Good Reason following a Change of Control
If Mr. Pekarek’s employment would have been terminated without Cause or Mr. Pekarek resigned for Good Reason on or within two years after a Change in Control, Mr. Pekarek the executive would have received the following:
•24 months of his current base salary and 200% of his target bonus opportunity for the year of termination, which sum would have been payable in lump sum on the Payment Date;
•within ten days following such termination, payment of accrued and unpaid base salary, accrued but unused vacation days, earned and unpaid bonus for the calendar year ending prior to the date of termination and reimbursement for expenses, in each case, accrued through the date of termination; and
•all other accrued amounts or accrued benefits in accordance with the Company’s benefit plans, programs or policies (other than severance).
We also would have paid Mr. Pekarek an amount equal to the pro-rata portion of his annual bonus for the year of termination, based on the number of days Mr. Pekarek was employed during such year and based on objective actual performance through the date of termination (or the end of the month proceeding such termination if such performance is generally determined at the end of the month), payable in a lump-sum on the Payment Date. Additionally, Mr. Pekarek would have received a lump sum payment equivalent to the amount the monthly COBRA premium would be for his health coverage prior to the termination (for Mr. Pekarek and Mr. Pekarek’s family, to the extent applicable) multiplied by 24. Finally, executive’s options and restricted stock units granted under the 2018 Omnibus Incentive Plan or any other equity plan or program that would have otherwise vested during the 12 months following such termination of employment would have vested in full immediately upon such termination of employment. Performance restricted stock units granted under the 2018 Omnibus Incentive Plan or any other equity plan or program that would have vested based on actual performance through the date of Mr. Pekarek’s termination of employment and projected performance from the date immediately after his termination of employment through the end of the applicable performance period based on the then current operating budget of the Company, with the shares earned pursuant to such performance restricted stock units prorated based on the number of days Mr. Pekarek would have been employed during the performance period if he had remained employed through the first anniversary of the executive’s termination of employment in comparison to the total number of days in the performance period.
Under Mr. Pekarek’s employment agreement in effect as of December 31, 2023, “Change in Control” meant the occurrence, in a single transaction or in a series of related transactions, of any of the following events:
•any individual, entity or group has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of either the then-outstanding shares or the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors;
•individuals who constitute the Board cease for any reason to constitute at least a majority of the Board (other than any individual whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the directors);
•consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any entity controlled by the Company, or a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or stock of another entity by the Company or any entity controlled by the Company, in each case, unless, following such business combination, (A) all of substantially all of the individuals and entities that were the beneficial owners of the outstanding company common stock and outstanding company voting securities immediately prior to such business combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities, as the case may be, of the corporation or entity resulting from such business combination in substantially the same proportions as their ownership, immediately prior to such business combination of the outstanding company common stock and outstanding company voting securities, as the case may be, (B) no person beneficially owns, directly or indirectly, more than 50% of, respectively, the then-outstanding shares of common stock of the corporation or equity of the entity resulting from such business combination or the combined voting power of the then-outstanding voting securities of such corporation or entity and (C) at least a majority of the members of the Board were members of the incumbent board at the time of the execution of the initial agreement, or of the action of the Board, proving for such business combination; or
•immediately prior to the complete liquidation or dissolution of the Company.

Executive Severance Pay Plan
On November 2, 2016, the Company amended its Executive Severance Pay Plan, previously adopted on June 1, 2007 and amended on December 31, 2008 to comply with Section 409A of the Code. This disclosure is qualified in its entirety by reference to the Amended Executive Severance Pay Plan.
Executives covered by the Executive Severance Pay Plan include Mr. Creviston and Mses. Neumann and Jones. The terms of the Executive Severance Pay Plan, as they relate to the possible payments upon the terminations of the aforementioned named executive officers, are summarized below. The amounts shown assume that termination would have been effective as of December 31, 2023, include amounts earned through that date and are estimates of the amounts which would have been paid out to the named executive officer upon such named executive officer’s termination. The actual amounts paid can only be determined at the time of the named executive officer’s separation from us.
Payments Made upon Certain Involuntary Terminations
In the event of termination of employment without Cause (as defined below), by the executive with Good Reason (as defined below) or due to the death or disability of the executive, provided that the executive or the executive’s designee signed the General Release (as defined below) within 45 days of the date of termination, the executive or the executive’s designee would have received the following:
•current salary on a bi-weekly payment schedule for the 12-month period following termination;
•lump payment COBRA benefits; and
•pro-rated bonus for the then-current fiscal year, calculated at the executive officer’s individual bonus target and pro-rated based upon the number of days the executive officer was actually employed that year, payable in a single lump sum payment on the 61st day following the date of termination.
The first payments would have been made as soon as practicable following the effectiveness of the General Release and would have included any such payment(s) that otherwise would have been made prior to the time the General Release was effective. Under the Executive Pay Severance Plan, as in effect on December 31, 2023, “General Release” meant a written release of all claims against us and our affiliates in the form presented by us, which includes confidentiality, non-competition, non-solicitation and no-hire provisions.
The Executive Severance Pay Plan does not provide for additional benefits to Mr. Creviston and Mses. Neumann and Jones if their termination of employment is in connection with a change of control of the Company. In the event of termination of employment for Cause or voluntary resignation except for Good Reason, no severance benefits would have been payable.
Under the Executive Pay Severance Plan, as in effect on December 31, 2023, Cause, Disability and Good Reason meant the following:
“Cause” meant:
•the executive’s continued failure, whether willful, intentional, or grossly negligent, after written notice, to perform substantially the executive’s duties (the “duties”) as determined by the executive’s immediate supervisor, the Chief Executive Officer, or a senior vice president (other than as a result of a disability);
•the executive’s dishonesty or fraud in the performance of the executive’s duties or a material breach by the executive of the executive’s duty of loyalty to us or our subsidiaries;
•conviction or confession by the executive of an act or acts on the executive’s part constituting a felony under the laws of the United States or any state thereof or any misdemeanor by the executive which materially impairs such executive’s ability to perform the executive’s duties;
•any willful act or omission on the executive’s part which is materially injurious to our financial condition or business reputation or that of any of our subsidiaries; or
•any breach by the executive of any non-competition, non-solicitation, non-disclosure or confidentiality agreement applicable to the executive.
“Disability” meant the executive’s inability to perform the essential functions of the executive’s position for a period of at least six months due to illness or accident after being provided with any reasonable accommodation or leave the Company may be obligated by law to provide.

“Good Reason” meant that, other than for Cause, any of the events set forth in the bullets below would have occurred, the executive notified us in writing of such event; within 30 days of such event, we failed to cure the event within 60 days of receiving such notice; and the executive terminated employment no later than 90 days after providing such notice:
•the executive was demoted, as evidenced by a material reduction or reassignment of the executive’s duties (per the executive’s job description), provided, however, that any change in the executive’s position constituting a lateral move or promotion would not have been deemed to give rise to Good Reason unless the executive was required to relocate pursuant to the third bullet below;
•the executive’s base salary was materially reduced other than in connection with an across-the-board reduction of approximately the same percentage in executive compensation to employees imposed by our Board in response to negative financial results or other adverse circumstances affecting us; or
•we required the executive to relocate in excess of 50 miles from the location where the executive was then- currently employed.
Treatment of Equity Awards
Pursuant to the award agreements with each of our named executive officers for the stock option awards, restricted stock units (other than the restricted stock units granted to Mr. Leonard pursuant to his Offer Letter as described above) and performance restricted stock units granted under the 2018 Omnibus Incentive Plan, upon termination of employment of a named executive officer by the Company without Cause (as defined in the 2018 Omnibus Incentive Plan) or by the executive with Good Reason (as defined in the 2018 Omnibus Incentive Plan) within one year following a Change in Control (as defined below), all outstanding stock option awards would have been exercisable, all outstanding restricted stock units would have vested in full and all outstanding performance restricted stock units would have vested in full with performance determined based on actual performance through the Change in Control, plus projected performance from the date immediately after the Change in Control through the end of the applicable performance period based on the then current operating budget of the Company.
Under the 2018 Omnibus Incentive Plan, “Change in Control” meant the occurrence, in a single transaction or in a series of related transactions, of any of the following events:
•any individual, entity or group has beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of more than 50% of either the then-outstanding shares or the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors;
•individuals who constitute the Board cease for any reason to constitute at least a majority of the Board (other than any individual whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the directors);
•consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any entity controlled by the Company, or a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or stock of another entity by the Company or any entity controlled by the Company, in each case, unless, following such business combination, (A) all of substantially all of the individuals and entities that were the beneficial owners of the outstanding company common stock and outstanding company voting securities immediately prior to such business combination beneficially own, directly or indirectly, more than 50% of the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities, as the case may be, of the corporation or entity resulting from such business combination in substantially the same proportions as their ownership, immediately prior to such business combination of the outstanding company common stock and outstanding company voting securities, as the case may be, (B) no person beneficially owns, directly or indirectly, more than 50% of, respectively, the then-outstanding shares of common stock of the corporation or equity of the entity resulting from such business combination or the combined voting power of the then-outstanding voting securities of such corporation or entity and (C) at least a majority of the members of the Board were members of the incumbent board at the time of the execution of the initial agreement, or of the action of the Board, proving for such business combination; or
•immediately prior to the complete liquidation or dissolution of the Company.

Payments upon Termination of Mr. Boehning’s Employment
On September 28, 2023, the Board terminated Mr. Boehning’s employment as Chief Executive Officer without cause. In connection with the termination of Mr. Boehning’s employment, upon his execution and non-revocation of a Release substantially in the form attached as Attachment A to his Employment Agreement, and his compliance with the terms of the Release, Mr. Boehning is entitled to receive the following severance benefits: (i) an amount equal to 12 months of Mr. Boehning’s current annualized base salary plus his target bonus for 2023, payable in substantially equal installments over the 12-month period following the Termination Date, (ii) an amount equal to the pro-rata portion of Mr. Boehning’s 2023 annual bonus based on actual performance through the Termination Date, payable in a lump sum, (iii) an amount equal to 12 months’ worth of COBRA premiums, payable in a lump sum, (iv) options and restricted stock units that are subject solely to time-based vesting conditions granted under the 2018 Omnibus Incentive Plan that would have otherwise vested during the 12 months following the Termination Date will vest in full immediately upon the Termination Date and (v) performance restricted stock units granted under the 2018 Omnibus Incentive Plan will vest based on actual performance through the Termination Date, with the shares earned pursuant to such performance restricted stock units prorated based on the number of days Mr. Boehning would have been employed during the performance period if Mr. Boehning had remained employed through the first anniversary of the Termination Date in comparison to the total number of days in the performance period.
Payments upon Termination of Mr. Anbari’s Employment
On October 11, 2023, the Board terminated Mr. Anbari’s employment as Senior Vice President Strategy and Solutions Management without cause. In connection with the termination of Mr. Anbari’s employment, he received the applicable benefits available to him pursuant to the Executive Severance Pay Plan as described above and reflected in the table below.

The following table provides a summary of the potential payments to each of the named executive officers in connection with certain termination events or upon a change of control of the Company.

Named Executive Officer	Death or Disability	Voluntary Termination (Without Good Reason)	For Good Reason or Without Cause Termination	Change of Control Related Termination(1)
Thomas J. Leonard
Cash Severance(2)	—	—	—	$833,333
Pro-Rata Bonus(3)	—	—	—	$1,000,000
Health & Welfare Benefits	—	—	—	—
Stock Options(4)	—	—	—	—
Restricted Stock Units(5)	—	—	—	$6,101,703
Performance Restricted Stock Units(6)	—	—	—	—
Total	—	—	—	$7,935,036

James B. Pekarek
Cash Severance(2)	$541,000	—	$919,700	$1,839,400
Pro-Rata Bonus(3)	—	—	—	—
Health & Welfare Benefits	—	—	$20,626	$41,252
Stock Options(4)	—	—	—	—
Restricted Stock Units(5)	—	—	$200,146	$426,785
Performance Restricted Stock Units(6)	—	—	$264,845	$600,415
Total	$541,000	—	$1,405,317	$2,907,852

Robert L. Creviston
Cash Severance(2)	$380,000	—	$380,000	$380,000
Pro-Rata Bonus(3)	$247,000	—	$247,000	$247,000
Health & Welfare Benefits	$11,350	—	$11,350	$11,350
Outplacement Services (as determined by the Company)	$12,000	—	$12,000	$12,000
Stock Options(4)	—	—	—	—
Restricted Stock Units(5)	—	—	—	$153,909
Performance Restricted Stock Units(6)	—	—	—	$206,672
Total	$650,350	—	$650,350	$1,010,931

Lee M. Neumann
Cash Severance(2)	$380,000	—	$380,000	$380,000
Pro-Rata Bonus(3)	$247,000	—	$247,000	$247,000
Health & Welfare Benefits	$11,350	—	$11,350	$11,350
Outplacement Services (as determined by the Company)	$12,000	—	$12,000	$12,000
Stock Options(4)	—	—	—	—
Restricted Stock Units(5)	—	—	—	$153,909
Performance Restricted Stock Units(6)	—	—	—	$206,672
Total	$650,350	$—	$650,350	$1,010,931

Lori M. Jones
Cash Severance(2)	$400,548	—	$400,548	$400,548
Pro-Rata Bonus(3)	$440,603	—	$440,603	$110,250
Health & Welfare Benefits	$11,350	—	$11,350	$40,524
Stock Options(4)	$12,000	—	$12,000	—
Restricted Stock Units(5)	—	—	—	$71,209
Performance Restricted Stock Units(6)	—	—	—	$71,209
Total	$864,501	—	$864,501	$693,740

Thomas W. Boehning(7)
Cash Severance(2)	—	—	$1,957,000	—
Pro-Rata Bonus(3)	—	—	—	—
Health & Welfare Benefits	—	—	$20,902	—
Outplacement Services (as determined by the Company)	—	—	—	—
Stock Options(4)	—	—	$736,128	—
Restricted Stock Units(5)	—	—	—	—
Performance Restricted Stock Units(6)	—	—	—	—
Total	—	—	$2,714,030	—

David L. Anbari(7)
Cash Severance(2)	—	—	$407,000	—
Pro-Rata Bonus(3)	—	—	$103,290	—
Health & Welfare Benefits	—	—	$11,350	—
Outplacement Services (as determined by the Company)	—	—	$12,000	—
Stock Options(4)	—	—	—	—
Restricted Stock Units(5)	—	—	—	—
Performance Restricted Stock Units(6)	—	—	—	—
Total	—	—	$533,640	—
_______________________
(1)Other than with respect to Mr. Leonard, amounts in this column represent the potential payments upon a termination of employment without Cause or a termination with Good Reason on or within the two year period following a Change of Control; provided, however, that the amounts representing the value of accelerated vesting of stock options, restricted stock units and performance restricted stock units awarded prior to our initial public offering in April 2021 would have been payable upon a Change in Control regardless of whether the named executive officer’s employment was terminated in connection with such Change in Control. The payments for Mr. Leonard pursuant to his Offer Letter are payable upon a Change in Control regardless of whether Mr. Leonard employment is terminated in connection with such Change in Control.
(2)With respect to Mr. Leonard, this row represents a payment equal to any unpaid base salary that would have otherwise been paid for his services through the 15-month period following October 1, 2023. With respect to Mr. Pekarek, this row represents the value of 12-months of base salary (upon death or Disability), 12-months base salary and 100% of his target bonus (for Good Reason or Without Cause Termination) and 24-months of base salary and 200% of his target bonus (for Change of Control Related Termination). For Messrs. Creviston and Anbari and Mses. Neumann and Jones, this row represents the value of 12 months of base salary for the applicable named executive officer. For Mr. Boehning this row represents the value of 12 months of base salary and 100% of his target bonus.
(3)With respect to Mr. Leonard, this row represents the value of the unpaid portion of Mr. Leonard’s signing bonus of $1,250,000 pursuant to his Offer Letter. With respect to Mr. Pekarek, this row represents the value of the annual bonus payable under the EIP based on actual results for 2023 and, with respect to Messrs. Creviston and Anbari and Mses. Neumann and Jones, this row represents the target value of the annual bonus payable under the EIP.
(4)Represents the value of accelerated vesting of stock options that were unvested as of December 31, 2023, which is determined based on the difference between the exercise price of such options and the value of our common stock on December 31, 2023.
(5)Represents the value of accelerated vesting of restricted stock units that were unvested as of December 31, 2023, which is determined based on the value of our common stock on December 31, 2023. With respect to Mr. Leonard, the amounts in this column represent the value of accelerated vesting of restricted stock units granted under Mr. Leonard’s Offer Letter which is payable upon a Change in Control regardless of whether Mr. Leonard employment is terminated in connection with such Change in Control.
(6)Represents the value of accelerated vesting of performance restricted stock units that were unvested as of December 31, 2023, which is determined based on the value of our common stock on December 31, 2023.
(7)The values in the column entitled “For Good Reason or Without Cause Termination” for Messrs. Boehning and Anbari reflect the actual payments received by these individuals upon their departure from the Company in September and October of 2023, respectively.
Director Compensation
Through December 31, 2023, we paid each of our directors’ cash compensation for their service as follows:

Position	Retainer ($)
Chairman of the Board	125,000
Board Member	75,000
Audit Committee:
Chairperson	25,000
Committee Member	12,000
Compensation Committee:
Chairperson	17,500
Committee Member	7,500
Nominating and Corporate Governance Committee:
Chairperson	15,000
Committee Member	6,000
Directors who were not independent did not receive compensation for services on the Board in 2023.
The non-employee directors who are employees of THL are not eligible to receive cash retainers or equity awards for their service on our Board.

2023 Director Compensation Table
The table below summarizes the compensation paid by us to directors for the year ended December 31, 2023:

Director	Fees Earned or Paid in Cash ($)	Option Awards($)	Stock Awards ($)(1)	Total ($)
Thomas J. Leonard(2)	—	—	—	—
Michael A. Bell	—	—	—	—
Dr. Gary L. Gottlieb	$87,000	—	$175,000	$262,000
Joshua M. Nelson	—	—	—	—
Megan M. Preiner	—	—	—	—
Scott M. Sperling	—	—	—	—
John L. Workman	$156,000	—	$175,000	$331,000
Darren Friedman	$87,000	—	$175,000	$262,000
Diane B. Patrick	$82,500	—	$175,000	$257,500
Dr. C. Martin Harris	$79,500	—	$175,000	$254,500
Thomas W. Boehning(2)	—	—	—	—
_______________________
(1)This column reflects the aggregate grant date fair value of restricted stock units granted in 2023 in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in our Form 10-K for the fiscal year ended December 31, 2023. The aggregate number of restricted stock units outstanding for our non-employee directors as of December 31, 2023 was as follows:

Name	Restricted Stock Units Outstanding
Dr. Gary L. Gottlieb	11,800
John L. Workman	11,800
Darren Friedman	11,800
Diane B. Patrick	11,800
Dr. C. Martin Harris	11,800
_______________________
(2)Compensation paid to Mr. Boehning and Mr. Leonard in their capacity as Chief Executive Officer is reported above in the Summary Compensation Table. Additionally, compensation paid to Mr. Leonard for his service as a non-employee member of the Board of Directors following his transition from the Chief Executive Officer role until his reappointment as Chief Executive Officer on October 1, 2023 is reported above in the Summary Compensation Table.

PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer (“CEO”) as of December 31, 2023:
For 2023, our last completed fiscal year:
•the annual total compensation of the employee identified at the median of our Company (other than our CEO) was $49,286; and
•the annual total compensation of our CEO, Thomas J. Leonard, as reported in the Summary Compensation Table, was $7,394,920.
Based on this information, for 2023, the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was estimated to be 150 to 1.
The Company believes that this pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” we used the following methodology:
•We determined that, as of December 31, 2023, our employee population consisted of approximately 5,858 individuals. We selected December 31, 2023, as the date upon which we would identify the “median employee” in order to provide pay ratio information as of the most recent date that is within the last three months of 2023.
•To identify the median compensated employee, we used a consistently applied compensation measure (“CACM”) defined as “earnings” which included aggregation of regular salary or regularly wages as reported on our payroll processing systems for 2023. Further, we annualized salary and wages for individuals not employed for a full year in 2023.
•We calculated the median employee’s annual total compensation for fiscal year 2023 in accordance with the SEC’s requirements governing preparation of the Summary Compensation Table.
The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios. Neither the Compensation Committee nor management of the Company use the pay ratio measure in making compensation decisions.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information about the beneficial ownership of our common stock as of March 13, 2024 by:
•each person or group known to us who beneficially owns more than 5% of our common stock;
•each of our directors and named executive officers; and
•all of our directors and executive officers as a group.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. Common stock subject to options are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all common stock shown as beneficially owned by the shareholder. The percent of Common Stock calculations are based on the 135,960,875 Common Stock outstanding as of March 13, 2024.

Unless otherwise noted below, the address of each beneficial owner listed on the table is c/o 11095 Viking Drive, Suite 300, Eden Prairie, Minnesota, 55344. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name of Beneficial Owner	Share Beneficially Owned
	Number of Shares	Percentage
5% Shareholders:
THL Agiliti LLC (1)	98,195,398	72.22%

Directors, Director Nominees and Named Executive Officers:
Scott M. Sperling	—	—
Joshua M. Nelson	—	—
Megan M. Preiner	—	—
Michael A. Bell	25,000	*
Dr. Gary L. Gottlieb (2)	102,253	*
Darren M. Friedman (3)	118,412	*
John L. Workman (4)	173,666	*
Diane B. Patrick (5)	36,901	*
Dr. C. Martin Harris (6)	19,150	—
Thomas J. Leonard (7)	3,811,405	2.75%
James B. Pekarek (8)	723,004	*
Robert L. Creviston (9)	212,943	*
Lee M. Neumann (10)	71,242	*
Lori M. Jones (11)	10,934	*
Thomas W. Boehning (12)	362,363	*
David L. Anbari (13)	—	—
Directors and executive officers as a group (19 individuals)	5,905,453	4.22%
_______________________
(1)Voting and investment determinations with respect to the securities held of record by THL Shareholder are made by unanimous consent of its members. The members of THL Shareholder are Thomas H. Lee Equity Fund VIII, L.P. (“THL Equity VIII”), Thomas H. Lee Parallel Fund VIII, L.P. (“Parallel Fund VIII”), THL Executive Fund VIII, L.P. (“Executive Fund VIII”), THL Fund VIII Coinvestment Partners, L.P. (“Coinvestment VIII”), THL Equity Fund VIII Investors (Agiliti), L.P. (“THL Agiliti VIII”) and FS Sponsor LLC (“FS Sponsor”). Voting and investment determinations with respect to the securities beneficially owned by FS Sponsor listed herein are made by a management committee consisting of Todd M. Abbrecht, Thomas M. Hagerty, Anthony J. DiNovi and Scott M. Sperling. THL Holdco, LLC (“Holdco”) is the managing member of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which in turn is the general partner of Coinvestment VIII, the sole member of THL Managers VIII, LLC and is the sole member of THL Equity Advisors VIII, LLC (“Equity Advisors”). Equity Advisors is the general partner of each of THL Equity VIII, Parallel Fund VIII, Executive Fund VIII and THL Agiliti VIII. Voting and investment determinations with respect to the securities beneficially owned by Holdco listed herein are made by a management committee consisting of Messrs. Abbrecht, Hagerty, DiNovi and Sperling. Each of the entities and individuals named above disclaims beneficial ownership of the securities of the Company held of record by THL Shareholder, except to the extent of its pecuniary interest therein. The address of the entities and individuals named above is c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, MA 02110.
(2)Includes (i) 51,344 shares of common stock and (ii) 50,909 shares issuable upon the exercise of options that are currently exercisable.
(3)Includes (i) 11,800 shares of common stock and (ii) 106,612 shares issuable upon the exercise of options that are currently exercisable.
(4)Includes (i) 39,401 shares of common stock and (ii) 134,265 shares issuable upon the exercise of options that are currently exercisable.
(5)Includes 36,901 shares of common stock.

(6)Includes 19,150 shares of common stock.
(7)Includes (i) 1,190,558 shares of common stock, (ii) 128,402 shares of common stock issuable upon the settlement of restricted stock units that are currently vested but have not yet settled (iii) 128,402 shares of common stock issuable upon the settlement of restricted stock units that vest within 60 days of March 13, 2024, and (iv) 2,364,041 shares issuable upon the exercise of options that are currently exercisable.
(8)Includes (i) 137,423 shares of common stock and (ii) 585,581 shares issuable upon the exercise of options that are currently exercisable.
(9)Includes (i) 43,439 shares of common stock and (ii) 169,504 shares issuable upon the exercise of options that are currently exercisable.
(10)Includes (i) 22,854 shares of common stock and (ii) 48,388 shares issuable upon the exercise of options that are currently exercisable.
(11)Includes (i) 1,943 shares of common stock and (ii) 8,991 shares issuable upon the exercise of options that are currently exercisable.
(12)Mr. Boehning departed the Company and ceased to be a director on September 28, 2023.
(13)Mr. Anbari departed the Company on October 11, 2023 and does not beneficially own common stock.
Hedging Transactions
Pursuant to our Insider Trading Policy, we prohibit our employees, directors and officers from engaging in hedging or monetization transactions, including the use of financial instruments such as zero-cost collars and forward sale contracts. Additionally, directors, officers and other employees are generally prohibited from holding our securities in a margin account or otherwise pledging our securities as collateral for a loan.
Securities Authorized for Issuance under Equity Incentive Plans
The following table provides information as of December 31, 2023, regarding shares of our common stock that may be issued under our equity compensation plans, consisting of the 2018 Omnibus Incentive Plan, the 2007 Stock Option Plan and the Employee Stock Purchase Plan (the “ESPP”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders(1)	8,309,686	(2)	$ 7.97	16,719,352	(4)
Equity compensation plans not approved by shareholders	—		—	—
Total	8,309,686		$ 7.97	16,719,352
_______________________
(1)The Company does not maintain any plans that are not approved by shareholders.
(2)Consists of shares underlying 2,714,640 restricted stock units, 500,160 performance restricted stock units and 3,961,799 options under our 2018 Omnibus Incentive Plan and 1,133,087 options under our 2007 Stock Option Plan.
(3)As restricted stock units and performance restricted stock units do not have any exercise price, such units are not included in the weighted average exercise price calculation.
(4)Represents 14,107,201 shares available for issuance in connection with awards under the 2018 Omnibus Incentive Plan and 2,612,151 shares of common stock available for issuance under the ESPP. No further awards will be made pursuant to the 2007 Stock Option Plan. The number of shares of our common stock reserved for issuance under the 2018 Omnibus Incentive Plan is subject to an annual increase on January 1 of each calendar year, equal to the lesser of (a) 3% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares of common stock as is determined by the Board. The number of shares available for issuance under the ESPP is increased annually on January 1 of each calendar year by an amount equal to the lesser of (A) 0.5% of the shares outstanding on the final day of the immediately preceding calendar year and (B) such smaller number of shares as is determined by the Board.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Relationships and Related Party Transactions
Policies for Approval of Related Party Transactions
We have adopted a written policy with respect to the review, approval and ratification of related party transactions. Under the policy, our Audit Committee is responsible for reviewing and approving related person transactions. In the course of its review and approval of related party transactions, our Audit Committee will consider the relevant facts and circumstances to decide whether to approve such transactions. In particular, our policy requires our Audit Committee to consider, among other factors it deems appropriate:
•the related person’s relationship to us and interest in the transaction;
•the material facts of the proposed transaction, including the proposed aggregate value of the transaction;
•the impact on a director’s independence in the event the related person is a director or an immediate family member of the director;
•the benefits to us of the proposed transaction;
•if applicable, the availability of other sources of comparable products or services; and
•an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally.
The Audit Committee may only approve those transactions that are in, or are not inconsistent with, our best interests and those of our shareholders, as the Audit Committee determines in good faith.
Related Party Transactions
Registration Rights Agreement
Agiliti is party to a registration rights agreement with THL Shareholder, Mr. Leonard and certain other holders, under which the parties thereto have been granted certain customary demand registration rights on short form and long form registration statements as well as “piggyback” registration rights, with respect to the shares of common stock of Agiliti, in each case subject to cutback provisions. The registration rights agreement does not contemplate the payment of penalties or liquidated damages to the shareholders party thereto as a result of a failure to register, or delays with respect to the registration of, Agiliti’s common stock.
Director Nomination Agreement
Agiliti is party to a Director Nomination Agreement with THL Shareholder. For a description of the Director Nomination Agreement see “Board of Directors and Corporate Governance Director Nomination Agreement.”
Tax Receivable Agreement
Agiliti entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) on January 4, 2019 in connection with a business combination (such transactions referred to herein as the “Business Combination”) by and among entities affiliated with our principal shareholder, THL, and entities affiliated with our former owners pursuant to which we are required to make payment to the sellers of 85% of certain U.S. federal, state, and local tax benefits realized or deemed realized by Agiliti and its subsidiaries from the following tax attributes: (i) U.S. federal, state and local net operating losses (including carryforwards) of Agiliti and its subsidiaries in existence as of the closing of the Business Combination, (ii) without duplication of amounts included under clause (i), certain deductions generated by the consummation of the Business Combination, (iii) certain deductions arising from rollover options cancelled or exercised post-closing of the Business Combination as such deductions are generated post-closing and (iv) certain deductions arising from payments made under the Tax Receivable Agreement. Agiliti and its subsidiaries will retain the tax benefit, if any, of the remaining 15% of such tax attributes. The amount and timing of any such payments may vary depending upon a number of factors. The term of the Tax Receivable Agreement will continue until all tax benefits subject to the Tax Receivable Agreement have been utilized or deemed utilized, unless Agiliti exercises its right to terminate the Tax Receivable Agreement early or there is otherwise a deemed early termination (e.g., upon the occurrence of a change of control or certain divestitures of Agiliti Holdco’s subsidiaries) pursuant to the terms of Tax Receivable Agreement. If Agiliti elects to terminate the Tax Receivable Agreement early or there is a deemed early termination, its obligations under the Tax Receivable Agreement would accelerate and it generally would be required to make an immediate payment equal to the present value of the deemed anticipated future payments to be made by it under the Tax Receivable Agreement, calculated in accordance with certain valuation assumptions set forth in the Tax Receivable Agreement.
Notwithstanding the foregoing, after the fifth anniversary of the date of the closing of the Business Combination, a tax benefit payment due to a holder of any options or restricted stock units in Agiliti shall be paid only if either (i) such holder is employed by on the first day of the calendar year following the taxable year for which such tax benefit payment was calculated or (ii) Agiliti has aggregate revenue of at least $225,000,000 (which may be adjusted downward due to certain transactions) for the first two quarters of the taxable year following the taxable year for which such tax benefit payment was calculated.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides for indemnification and advancements by us of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to us or, at our request, service to other entities, as officers or directors to the maximum extent permitted by Delaware law.
Director Independence
Independence Status
The listing standards of the New York Stock Exchange (“NYSE”) require that, subject to specified exceptions such as those described below under the subsection entitled, “Controlled Company Status,” each member of a listed company’s audit, compensation and nominating and governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. As described in the sub- section entitled “Board Meetings and Committees,” we believe we meet these requirements.
Our Board has affirmatively determined that with the exception of Thomas J. Leonard, our Chief Executive Officer, all of our directors meet the NYSE requirements to be independent directors. In making this determination, our Board considered the relationships that each such non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence, including beneficial ownership of our common stock.
Controlled Company Status
THL controls a majority of our outstanding common stock. As a result, we are a “controlled company.” Under NYSE rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NYSE corporate governance requirements, including the requirements that:
•our Board is composed of a majority of “independent directors,” as defined under the rules of such exchange;
•we have a compensation committee that is composed entirely of independent directors;
•we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors; and
•our Board conducts annual evaluations of its performance.
We do not currently rely on the “controlled company” exemption but may choose to do so in the future. If we choose to rely on these exemptions, we may not have a majority of independent directors on our Board. In addition, our Compensation Committee and our Nominating and Corporate Governance Committee may not consist entirely of independent directors, subject to annual performance evaluations. Accordingly, our shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.
ITEM 14. Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Minneapolis, MN, Auditor Firm ID: 185

Fees and Services
The following table summarizes the aggregate fees for professional audit services and other services rendered by KPMG LLP for the years ended December 31, 2023 and 2022:

	2023	2022
Audit (1)	$1,669,220	$1,677,865
Audit-Related Services (2)	—	$305,000
Tax Services (3)	$636,263	$391,475
All Other Services (4)	$2,000	$2,000
Total	$2,307,483	$2,376,340
_______________________
(1)Audit fees consisted of fees for (a) professional services rendered for the annual audit of Agiliti’s consolidated financial statements, (b) review of the interim consolidated financial statements included in quarterly reports and (c) services that are typically provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)Audit-related services included fees for assurance and related services that were reasonably related to the performance of the audit or review of Agiliti’s consolidated financial statements and are not reported under “Audit Fees.” These services include work performed in connection with registration statements such as issuance of comfort letters and due diligence assistance in anticipation of potential acquisitions.
(3)Tax services consisted of fees for professional services for tax compliance and review, and tax planning and advice. These services include assistance regarding federal and state tax matters, including compliance, return preparation, tax audits, tax advisory and consulting services.
(4)All other fees would include fees for permitted services other than those that meet the criteria above including subscriptions to accounting research applications.
In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and Agiliti management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.
The Audit Committee has adopted a policy that requires advance approval of all audit services as well as non- audit services to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it. The Audit Committee approved all services provided by KPMG LLP.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
We have filed the following documents as part of this Annual Report on Form 10-K:
1.Consolidated Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" included in Part II, Item 8. “    Consolidated Financial Statements and Supplementary Data” of the Original Form 10-K.
2.Consolidated Financial Statement Schedules
Supplemental financial schedules are omitted as not applicable or not required under the rules of Regulation S-X or the information is presented in the financial statements or notes thereto.
3.Exhibits
The documents listed in the Exhibit Index of this Amendment are incorporated by reference or are filed with this Amendment, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K)
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

4.4**
Description of Agiliti, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on March 6, 2024).

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

10.36+	Offer Letter, dated as of September 29, 2023, by and between Agiliti, Inc. and Thomas J. Leonard (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2023).

10.37**+	Offer Letter, dated as of October 11. 2023, by and between Agiliti, Inc. and Bettyann Bird (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on March 6, 2024).

10.38
Receivables Financing Agreement, dated February 14, 2024, by and among Agiliti Receivables LLC, Agiliti Health, Inc., MUFG Bank, Ltd., and the group agents and lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 16, 2024).

21.1**	List of subsidiaries of Agiliti, Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on March 6, 2024).

23.1**	Consent of KPMG LLP, independent registered public accounting firm. (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K filed on March 6, 2024).

31.1**
Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K filed on March 6, 2024).

31.2**
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K filed on March 6, 2024).

31.3*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1***
Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K filed on March 6, 2024).

32.2***
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to our Annual Report on Form 10-K filed on March 6, 2024).

97.1**	Agiliti, Inc. Clawback Policy, (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 6, 2024)

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	The cover page for the Company’s Annual Report on Form 10-K has been formatted in Inline XBRL and contained in Exhibit 101.
+ Indicates a management contract or compensatory plan or arrangement.
*Filed herewith
** Previously filed with the Original Filing.
*** Previously furnished with the Original Filing, not filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 18, 2024.

AGILITI, INC.
By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer and Director