Form 10-Q
period 2024-03-31
AGILITI, INC. \DE
filed 2024-05-07
CIK 1749704

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number: 001-40361
AGILITI, INC.
(Exact name of registrant as specified in its charter)

Delaware	11095 Viking Drive	83-1608463
(State or other jurisdiction of	Eden Prairie, Minnesota 55344	(I.R.S. Employer
incorporation or organization)	(Address of principal executive offices, including zip code)	Identification No.)
(952) 893-3200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001	AGTI	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of common stock outstanding as of May 2, 2024: 136,293,374

Agiliti, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements — Unaudited.
Agiliti, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share information)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,373	$20,037
Accounts receivable, less allowance for credit losses of $4,295 as of March 31, 2024 and $6,236 as of December 31, 2023	246,344	215,684
Inventories	86,006	74,484
Prepaid expenses	17,327	20,231
Other current assets	8,334	7,307
Total current assets	363,384	337,743
Property and equipment, net	295,693	292,684
Goodwill	1,239,432	1,239,432
Operating lease right-of-use assets	76,804	78,157
Other intangibles, net	411,810	430,002
Other	21,149	20,926
Total assets	$2,408,272	$2,398,944
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$26,281	$18,468
Current portion of operating lease liability	25,362	25,603
Current portion of obligation under tax receivable agreement	1,862	12,796
Accounts payable	67,709	58,518
Accrued compensation	37,699	28,866
Accrued interest	21,363	21,451
Other current liabilities	35,902	30,906
Total current liabilities	216,178	196,608
Long-term debt, less current portion	1,059,377	1,061,062
Obligation under tax receivable agreement, pension and other long-term liabilities	9,723	10,467
Operating lease liability, less current portion	62,819	63,765
Deferred income taxes, net	120,142	126,219
Commitments and contingencies (Note 8)
Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 136,081,290 and 135,368,025 shares issued; 136,081,290 and 135,352,336 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	14	14
Treasury stock, at cost; — and 54,256 shares as of March 31, 2024 and December 31, 2023, respectively	—	(419)
Additional paid-in capital	975,492	972,156
Accumulated deficit	(40,306)	(33,699)
Accumulated other comprehensive income	4,531	2,505
Total Agiliti, Inc. and Subsidiaries equity	939,731	940,557
Noncontrolling interest	302	266
Total equity	940,033	940,823
Total liabilities and equity	$2,408,272	$2,398,944
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share information)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$302,751	$299,904
Cost of revenue	203,542	190,530
Gross margin	99,209	109,374
Selling, general and administrative expense	84,025	88,837
Operating income	15,184	20,537
Interest expense	22,918	15,831
Income (loss) before income taxes and noncontrolling interest	(7,734)	4,706
Income tax (benefit) expense	(1,218)	1,656
Consolidated net income (loss)	(6,516)	3,050
Net income attributable to noncontrolling interest	91	37
Net income (loss) attributable to Agiliti, Inc. and Subsidiaries	$(6,607)	$3,013

Basic income (loss) per share	$(0.05)	$0.02
Diluted income (loss) per share	$(0.05)	$0.02

Weighted-average common shares outstanding:
Basic	135,664,208	133,850,124
Diluted	135,664,208	139,293,662
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Consolidated net income (loss)	$(6,516)	$3,050
Other comprehensive income (loss):
(Loss) on minimum pension liability, net of tax of $5 and $12	(15)	(35)
Gain (loss) on cash flow hedge, net of tax benefit (expense) of $(695) and $1,375	2,041	(3,967)
Total other comprehensive (loss) income	2,026	(4,002)
Comprehensive (loss)	(4,490)	(952)
Comprehensive income attributable to noncontrolling interest	91	37
Comprehensive (loss) attributable to Agiliti, Inc. and Subsidiaries	$(4,581)	$(989)
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands)
(unaudited)

	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Agiliti, Inc. and Subsidiaries	Noncontrolling Interests	Total Equity (Deficit)
Balance as of December 31, 2023	$14	$(419)	$972,156	$(33,699)	$2,505	$940,557	$266	$940,823
Net income (loss)	—	—	—	(6,607)	—	(6,607)	91	(6,516)
Other comprehensive income	—	—	—	—	2,026	2,026	—	2,026
Reissuance of treasury stock	—	419	(419)	—	—	—	—	—
Share-based compensation expense	—	—	4,513	—	—	4,513	—	4,513
Stock options exercised	—	—	1,150	—	—	1,150	—	1,150
Shares forfeited for taxes	—	—	(1,908)	—	—	(1,908)	—	(1,908)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Balance as of March 31, 2024	$14	$—	$975,492	$(40,306)	$4,531	$939,731	$302	$940,033

Balance as of December 31, 2022	$13	$—	$953,046	$(14,274)	$7,343	$946,128	$197	$946,325
Net income	—	—	—	3,013	—	3,013	37	3,050
Other comprehensive (loss)	—	—	—	—	(4,002)	(4,002)	—	(4,002)
Share-based compensation expense	—	—	6,727	—	—	6,727	—	6,727
Stock options exercised	—	—	469	—	—	469	—	469
Shares forfeited for taxes	—	—	(5,314)	—	—	(5,314)	—	(5,314)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(57)	(57)
Balance as of March 31, 2023	$13	$—	$954,928	$(11,261)	$3,341	$947,021	$177	$947,198
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Consolidated net income (loss)	$(6,516)	$3,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,980	19,620
Amortization	20,675	23,473
Remeasurement of tax receivable agreement	267	—
Provision for credit losses (gains)	(1,371)	404
Provision for inventory obsolescence	945	789
Non-cash share-based compensation expense	4,238	6,889
Gain on sales and disposals of equipment	(279)	(751)
Deferred income taxes	(6,767)	(4,229)
Changes in operating assets and liabilities:
Accounts receivable	(28,877)	(15,497)
Inventories	(12,467)	(4,399)
Other operating assets	5,431	3,930
Accounts payable	7,386	7,935
Accrued and other operating liabilities	10,117	13,682
Net cash provided by operating activities	13,762	54,896
Cash flows from investing activities:
Medical equipment purchases	(11,870)	(12,128)
Property and office equipment purchases	(6,674)	(6,734)
Proceeds from disposition of property and equipment	806	1,033
Intangible asset purchases	(27)	—
Net cash used in investing activities	(17,765)	(17,829)
Cash flows from financing activities:
Proceeds under debt arrangements	70,000	87,000
Payments under debt arrangements	(65,688)	(82,849)
Payments of principal under finance lease liability	(2,351)	(2,297)
Payments of deferred financing costs	(871)	—
Payments under tax receivable agreement	(10,938)	(24,822)
Distributions to noncontrolling interests	(55)	(57)
Proceeds from exercise of stock options	1,150	469
Dividend and equity distribution payment	—	(321)
Shares forfeited for taxes	(1,908)	(5,314)
Net cash used in financing activities	(10,661)	(28,191)
Net change in cash and cash equivalents	(14,664)	8,876
Cash and cash equivalents at the beginning of period	20,037	5,577
Cash and cash equivalents at the end of period	$5,373	$14,453

Supplemental cash flow information:
Interest paid	$22,050	$14,622
Income taxes paid	88	39
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Agiliti, Inc. and Subsidiaries
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Basis of Presentation
Description of Business
Agiliti, Inc. and its consolidated subsidiaries (Federal Street Acquisition Corp (“FSAC”), Agiliti Holdco, Inc. and Agiliti Health, Inc. and subsidiaries (the “Company” or “Agiliti”)) is a nationwide provider of healthcare technology management and service solutions to the United States healthcare industry. Agiliti, Inc. owns 100% of FSAC. FSAC owns 100% of Agiliti Holdco, Inc. Agiliti Holdco, Inc. owns 100% of Agiliti Health, Inc. Agiliti Health, Inc. owns 100% of Agiliti Surgical, Inc., Agiliti Imaging, Inc., Agiliti Surgical Equipment Repair, Inc., Sizewise Rentals, LLC, and Agiliti Financing, LLC. Agiliti Financing, LLC owns 100% of Agiliti Receivables LLC. Agiliti Health, Inc. and subsidiaries are the only entities with operations. All other entities have no material assets, liabilities, cash flows or operations other than their investment and ownership of Agiliti Health, Inc. and subsidiaries.
The Merger Agreement
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
Refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024 for additional information regarding the Company’s entry into the Merger Agreement.
Basis of Presentation
The interim consolidated financial statements have been prepared by the Company without audit. Certain disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto in the Company’s Annual report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024 (“2023 Form 10-K Report”).
The interim consolidated financial statements presented herein as of March 31, 2024, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, equity and cash flows for the periods presented. These adjustments are all of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year.
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
A description of the Company's significant accounting policies is included in the audited consolidated financial statements. There have been no material changes to these policies for the three months ended March 31, 2024.
2.    Recent Accounting Pronouncements
Standards Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. Early adoption is permitted. A public entity should apply the amendments in ASU 2023-09 prospectively to all annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on the consolidated financial statements and related disclosures.
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

The following table presents disaggregated revenue by service solution:

	Three Months Ended March 31,
(in thousands)	2024	2023
Equipment Solutions	$116,692	$120,866
Clinical Engineering	125,164	113,475
Onsite Managed Services	60,895	65,563
Total revenue	$302,751	$299,904
The Company capitalizes contract costs incurred in obtaining new contracts. The contract asset included in other long-term assets in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 was $14.1 million and $14.8 million, respectively. Capitalized costs are amortized over the expected life of the related contracts, which is estimated to be five years.
Amortization is computed on a straight-line basis, which coincides with the predominant expected life of the underlying contracts. Amortization costs are reflected in cost of revenue and selling, general, and administrative expenses. The amount of amortization included in cost of revenue was $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The amount of amortization included in selling, general and administrative expense was $1.3 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.
There was no impairment loss in relation to the costs capitalized during the three months ended March 31, 2024 and 2023.
4.    Fair Value Measurements
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are summarized in the following tables by type of inputs applicable to the fair value measurements:

	Fair Value as of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$3,629	$—	$—	$3,629
Interest rate swap	—	4,664	—	4,664
Liabilities:
Obligation under tax receivable agreement	$—	$—	$4,896	$4,896
Deferred compensation liabilities	3,629	—	—	3,629

	Fair Value as of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation assets	$3,390	$—	$—	$3,390
Interest rate swap	—	3,140	—	3,140
Liabilities:
Obligation under tax receivable agreement	$—	$—	$15,549	$15,549
Interest rate swap	—	1,212	—	1,212
Deferred compensation liabilities	3,390	—	—	3,390
The deferred compensation assets are held in mutual funds. The fair value of the deferred compensation assets and liabilities is based on the quoted market prices for the mutual funds and thus represents a Level 1 fair value measurement.
On April 17, 2023, the Company entered into an interest rate swap agreement to manage interest rate exposure. For additional information on the interest swap agreement, see "Note 6 – Long-Term Debt". The carrying value of interest rate swap contract is at fair value, which is determined based on current interest rate and forward interest rates as of the balance sheet date and is classified within Level 2.
On January 4, 2019, the Company entered into a tax receivable agreement (“TRA”) with its former owners. The fair value of the liability was estimated using a discounted cash flow analysis given that the fair value of the liability is expected to approximate the maximum obligation under the TRA. The assumptions used in preparing the discounted cash flow analyses include estimates of interest rates and the timing and amount of incremental cash flows. Given that the information utilized in determining the obligation was not observable in the market, the measurement of the liability represents a Level 3 fair value measurement. The value of the obligation may decrease in-line with decreases in the Company's estimated taxable income. The Company made $0.3 million of remeasurement adjustments during the three months ended March 31, 2024 and no remeasurement adjustments during the three months ended March 31, 2023. The Company made payments of $10.9 million and $24.8 million under the TRA during the three months ended March 31, 2024 and 2023, respectively.
A reconciliation of the beginning and ending balance for the Level 3 measurement are as follows:

(in thousands)
Balance as of December 31, 2023	$15,549
Additions	19
Payments	(10,939)
Remeasurement adjustment (1)	267
Balance as of March 31, 2024	$4,896
____________________
(1)Remeasurement adjustments are recognized in selling, general and administrative expense in the consolidated statement of operations.

Fair Value of Other Financial Instruments
The fair value of the Company's outstanding First Lien Term Loan (as defined in "Note 6 – Long-Term Debt") as of March 31, 2024 and December 31, 2023 is based on the quoted market price for the same or similar issues of debt, which represents a Level 2 fair value measurement, is approximately:

	March 31, 2024		December 31, 2023
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
First Lien Term Loan (1)	$1,054,070	$1,062,940	$1,056,253	$1,070,973
____________________

(1)
The carrying value of the First Lien Term Loan is net of unamortized deferred financing costs of $7.0 million and $7.3 million and unamortized debt discount of $8.5 million and $8.8 million as of March 31, 2024 and December 31, 2023, respectively.

5.    Selected Financial Statement Information
Inventories
The Company's inventories consist of the following:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$12,461	$13,376
Work-in-process	494	400
Finished goods	73,051	60,708
Total inventories	$86,006	$74,484
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
The Company's property and equipment consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Medical equipment	$461,293	$450,564
Less: Accumulated depreciation	(293,678)	(285,139)
Medical equipment, net	167,615	165,425
Leasehold improvements	61,784	59,422
Office equipment and vehicles	207,932	200,560
	269,716	259,982
Less: Accumulated depreciation	(141,638)	(132,723)
Property and office equipment, net	128,078	127,259
Total property and equipment, net	$295,693	$292,684

Depreciation expense recognized during the three months ended March 31, 2024 and 2023 was $21.0 million and $19.6 million, respectively.
There were no impairment charges on property and equipment during the three months ended March 31, 2024 and 2023.
Goodwill and Other Intangible Assets
There were no additions to goodwill during the three months ended March 31, 2024. There were no impairment losses recorded on goodwill during the three months ended March 31, 2024 and 2023.
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
The Company's other intangible assets consist of the following:

	March 31, 2024
(in thousands)	Cost	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$780,806	$(371,283)	$409,523
Non-compete agreements	1,225	(402)	823
Trade names	2,406	(1,263)	1,143
Patents	337	(16)	$321
Total other intangible assets	$784,774	$(372,964)	$411,810

	December 31, 2023
(in thousands)	Cost	Accumulated Amortization	Net
Finite-life intangibles
Customer relationship	$780,806	$(353,190)	$427,616
Non-compete agreements	1,225	(341)	884
Trade names	7,806	(6,603)	1,203
Patents	310	(11)	299
Total other intangible assets	$790,147	$(360,145)	$430,002
Total amortization expense related to intangible assets was $18.2 million and $21.0 million for the three months ended March 31, 2024 and 2023, respectively. There were no impairment charges during the three months ended March 31, 2024 and 2023 related to other intangible assets.
As of March 31, 2024, the future amortization expense related to other intangible assets is estimated as follows:

(in thousands)
Remainder of 2024	$53,399
2025	65,056
2026	58,480
2027	51,915
2028	45,159
Thereafter	137,801
$411,810

Supplementary Cash Flow Information
Supplementary cash flow information is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Non-cash activities:
Property and equipment purchases included in accounts payable (at end of period)	$1,825	$2,090
Finance lease assets and liability additions	4,181	3,989
Operating lease right-of-use assets and operating lease liability additions	3,541	3,650
6.    Long-Term Debt
Long-term debt consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
First Lien Term Loan	$1,069,625	$1,072,313
Revolving Credit Facility	7,000	—
Finance lease liability	29,165	27,374
	1,105,790	1,099,687
Less: Unamortized deferred financing costs and debt discount	(20,132)	(20,157)
	1,085,658	1,079,530
Less: Current portion of long-term debt	(26,281)	(18,468)
Total long-term debt	$1,059,377	$1,061,062
First Lien Credit Facilities
The Company is party to a seven-year senior secured delayed draw term loan facility due May 2030 which, as amended, provides an aggregate principal amount of $1.075 billion in borrowing capacity (the “First Lien Term Loan”). The Company also has access to a senior secured revolving credit facility due April 2028 in an aggregate principal amount of $300.0 million (the “Revolving Credit Facility”).
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
The interest rate swap agreement qualifies for cash flow hedge accounting under ASC 815, Derivatives and Hedging. Both at inception and on an on-going basis, the Company performs an effectiveness test. The fair value of the interest rate swap agreement as of March 31, 2024 was $4.7 million, of which $3.9 million is included in other current assets and $0.8 million is included in other long-term assets on the consolidated balance sheet. The change in fair value was recorded as a component of accumulated other comprehensive income on the consolidated balance sheet, net of tax, since the instrument was determined to be an effective hedge as of March 31, 2024. The Company has not recorded any amounts due to ineffectiveness for any periods presented.

Accounts Receivable Securitization
On February 14, 2024, Agiliti Receivables LLC, a consolidated special purpose entity (the “SPV”), entered into an accounts receivable securitization facility (the “AR Facility”) of up to $150.0 million with MUFG Bank, Ltd., as administrative agent. In connection with the AR Facility, certain subsidiaries of Agiliti, as originators, will sell qualifying accounts receivable to the SPV.
The AR Facility represents borrowings secured by outstanding customer receivables. The use and repayment of borrowings under the AR Facility will be treated as financing activities while subsequent receipt of payment on outstanding customer receivables are treated as operating activities within the consolidated statement of cash flows.
As of March 31, 2024, the Company had no outstanding borrowings under the AR Facility.
7.    Share-Based Compensation
2018 Omnibus Incentive Plan
The 2018 Omnibus Incentive Plan (“2018 Plan”) provides for the issuance of restricted stock units, performance restricted stock units, and nonqualified stock options to any of the Company’s executives, other key employees and certain non-employee directors. Remaining authorized options, restricted stock units and performance restricted stock units available for future issuance under the 2018 Plan was 18.3 million shares as of March 31, 2024.
Restricted Stock Units
The restricted stock units vest over one to four years. The fair value of the restricted stock units is based upon the stock’s fair market value at the date of grant. During the three months ended March 31, 2024 and 2023, the Company granted 241,296 and 718,647 shares of restricted stock units, respectively. As of March 31, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock units was $16.5 million, which is expected to be recognized over a weighted average period of 1.4 years.
Performance Restricted Stock Units
The performance restricted stock units cliff vest after three years and are subject to the level of achievement of a three year cumulative adjusted EBITDA target. The fair value of the market-based performance restricted stock units is estimated at the grant date using a Monte-Carlo simulation model. There were no issuances of performance restricted stock units during the three months ended March 31, 2024 and 2023. As of March 31, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's restricted stock units was $1.0 million, which is expected to be recognized over a weighted average period of 2.0 years.
Nonqualified Stock Options
Stock options allow for the purchase of shares of common stock of the Company at prices equal to the stock’s fair market value at the date of grant. Options granted have a ten-year contractual term and vest over one to four years. The Company determines the fair value of options using the Black-Scholes option pricing model. There were no issuances of stock options during the three months ended March 31, 2024 and 652,394 shares of stock options granted during the three months ended March 31, 2023. As of March 31, 2024, the total unrecognized compensation expense related to the non-vested portion of the Company's stock options was $1.8 million, which is expected to be recognized over a weighted average period of 1.8 years.
Employee Stock Purchase Program
The Company adopted an Employee Stock Purchase Plan (“ESPP”) in April 2021 and a total of 3.3 million shares of the Company's common stock are reserved for issuance thereunder. Employees are permitted to purchase the Company’s common stock at 85% of market value at the end of the six-month offering periods ending on April 30 and October 31 each year. There were no shares issued under the ESPP during three months ended March 31, 2024 and 2023.
The following table summarizes stock-based compensation expense for the 2018 Plan and ESPP:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of sales	$35	$765
Selling, general, and administrative expense	4,203	6,124
Total stock-based compensation expense	$4,238	$6,889
8.    Commitments and Contingencies
From time to time the Company is a party to various legal proceedings incidental to the conduct of our business. The results of legal proceedings are inherently unpredictable and uncertain. The Company is not presently party to any legal proceedings that management believes would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. Management periodically reexamines estimates of probable liabilities and any associated expenses and receivables and makes appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on the Company's business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels for the proceedings and claims described in the condensed notes to the consolidated financial statements could change in the future.
Regardless of the outcome, legal proceedings have the potential to have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
The Company has received demand letters (“220 Demands”) from twelve purported stockholders of the Company (“220 Stockholders”) pursuant to Section 220 of the Delaware General Corporation Law (“Section 220”), seeking to inspect books and records of the Company relating to, among other things, the Merger. Three of the 220 Stockholders, Charles Hennig, Derrick Lescord, and Thomas Nighsonger, filed complaints seeking to compel inspection of the Company’s books and records pursuant to Section 220 in the Delaware Court of Chancery, on March 28, 2024, April 22, 2024, and April 30, 2024, respectively. Additionally, the Company has received demand letters (“Disclosure Demands”) from four purported stockholders of the Company (“Disclosure Stockholders”), which generally demand the disclosure of certain additional information that was allegedly omitted from the Schedule 14C filed in connection with the Merger (“Information Statement”).
9.    Employee Benefit Plans
Pension plan benefits are to be paid to eligible employees after retirement based primarily on years of credited service and participants’ compensation. The Company uses a December 31 measurement date. Effective December 31, 2002, the Company froze the benefits under the pension plan.
The components of net periodic benefit (income) are as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Interest cost	$284	$293
Expected return on plan assets	(345)	(358)
Recognized net actuarial (gain)	(20)	(47)
Net periodic benefit (income)	$(81)	$(112)
The Company made no contributions to the pension plan during the three months ended March 31, 2024 and does not expect to make contributions to the pension plan for the remainder of 2024.
10.    Income Taxes
The Company recorded an income tax benefit of $1.2 million and an income tax expense of $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The income tax benefit for the three months ended March 31, 2024 is primarily attributable to the tax-effect of pre-tax loss from operations less addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and a windfall deficit from exercised stock options. The income tax expense for the three months ended March 31, 2023 is primarily attributable to the tax-effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and windfall benefits received from exercised stock options.
11.    Concentration
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
Approximately 12.5% and 11.1% of total Company revenue was attributable to various contracts with the HHS / ASPR for the three months ended March 31, 2024 and 2023, respectively.
12.    Earnings (Loss) Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Three Months Ended March 31,
	2024	2023
Basic weighted average shares outstanding	135,664,208	133,850,124
Net effect of dilutive stock awards based upon the treasury stock method	—	5,443,538
Dilutive weighted average shares outstanding	135,664,208	139,293,662

Basic earnings (loss) per share	$(0.05)	$0.02
Diluted earnings (loss) per share	$(0.05)	$0.02

Anti-dilutive share-based awards excluded from the calculation of dilutive earnings (loss) per share	7,604,481	521,829
For the three months ended March 31, 2024, dilutive weighted-average shares outstanding is equal to basic weighted-average shares outstanding due to the Company’s net loss position as the inclusion of such stock awards within dilutive weighted-average shares outstanding would be antidilutive.
13.    Subsequent Events
Closing of the Merger
On May 7, 2024 (the “Closing Date”), the Company, completed the Merger with Parent and Merger Sub, pursuant to the Merger Agreement. The Company merged with and into Merger Sub with the Company surviving the merger as a subsidiary of Parent (“Surviving Corporation”). Capitalized terms not otherwise defined herein have the meaning set forth in the Merger Agreement. The description of the Merger Agreement and related transactions (including, without limitation, the Merger) does not purport to be complete and is subject and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 26, 2024 and the description of the closing of the Merger included in the Company’s Current Report on Form 8-K filed on May 7, 2024.
On May 7, 2024, Agiliti Health, Inc. (the “Borrower”) and Agiliti Holdco, Inc., subsidiaries of the Company, and certain of their subsidiaries, entered into an amendment (the “First Amendment”) to the Borrower’s Amended and Restated Credit Agreement, dated May 1, 2023 (as amended, the “Credit Agreement”), among the Borrower, the lenders party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Among other things, the First Amendment increased the principal amount of initial term loans by $400 million under a new incremental term facility, which otherwise has the same terms as those applicable to the existing initial term loans under the Credit Agreement. The net proceeds from the new incremental term facility may be used to pay Merger Consideration (as defined in the Merger Agreement) in addition to general corporate purposes such as paying down borrowings under that certain Receivables Financing Agreement, dated February 14, 2024, among Agiliti Receivables LLC, a subsidiary of Agiliti, Inc., the Borrower, the lenders party thereto, the group agents party thereto and MUFG Bank, Ltd., as administrative agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and with the audited consolidated financial statements and the related notes thereto in the Company’s Annual report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 6, 2024 (“2023 Form 10-K Report”). In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the sections titled “Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements as well as the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in our 2023 Form 10-K Report.
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
We deploy our solution offering across three primary service lines:
On-Site Managed Services: Onsite Managed Services are comprehensive programs that assume full responsibility for the management, reprocessing, and logistics of medical equipment at individual facilities and IDNs, with the added benefit of enhancing equipment utilization and freeing more clinician time for patient care. This solution monitors and adjusts equipment quantities and availability to address fluctuations in patient census and acuity. Our more than 1,300 onsite employees work 24/7 in customer facilities, augmenting clinical support by integrating proven equipment management processes, utilizing our proprietary management software and conducting daily rounds, and unit-based training to ensure equipment is being used and managed properly, overall helping to optimize day-to-day operations and care outcomes. We assume full responsibility for ensuring equipment is available when and where it is needed, removing equipment when no longer in use, and decontaminating, testing, and servicing equipment as needed between each patient use. Revenue attributable to such customers for the three months ended March 31, 2024 and 2023 represented 20% and 22% of our total revenue, respectively.

Clinical Engineering Services: Clinical Engineering Services provides maintenance, repair, and remediation solutions for all types of medical equipment, including general biomedical equipment, diagnostic imaging equipment, and surgical equipment through supplemental and outsourced offerings. Our supplemental offering helps customers manage their equipment repair and maintenance backlog, assist with remediation and regulatory reporting, and temporarily fill open biotechnical positions. With our outsourced offering, we assume full management, staffing, and clinical engineering service responsibilities for individual or system-wide customer sites. The outsourced model deploys a dedicated, on-site team to coordinate the management of customer-owned equipment utilizing our proprietary information systems, third party vendors of services and parts, and a broad range of professional services for capital equipment planning and regulatory compliance. We employ more than 800 technicians across our more than 150 local market service centers and Centers of Excellence who can flex in and out of customer facilities on an as-needed basis, ensuring customers pay only for time spent directly servicing their equipment by an appropriately qualified technician. We use flex staffing for our supplemental clinical engineering solution and to augment support when additional technicians are needed to supplement our outsourced services during peak workload. We contract our Clinical Engineering Services with acute care and alternate site facilities across the U.S., as well as with the federal government and any medical device manufacturers that require a broad logistical footprint to support their large-scale service needs. Revenue attributable to such customers for the three months ended March 31, 2024 and 2023 represented 41% and 38% of our total revenue, respectively.
Equipment Solutions: Equipment Solutions primarily provides supplemental, peak need, and per-case rental of general biomedical, specialty, and surgical equipment to acute care hospitals and alternate site providers in the U.S., including some of the nation’s premier healthcare institutions and integrated delivery networks. We contract for Equipment Solutions services directly with customers or through our contractual arrangements with hospital systems and alternate site providers. We consistently achieve high customer satisfaction ratings, as evidenced by our Net Promoter Score ("NPS") of 40 for the year ended December 31, 2023. For these customers we deliver patient-ready equipment within our contracted equipment delivery times and provide technical support and educational in-servicing for equipment as-needed in clinical departments, including the emergency room, operating room, intensive care, rehabilitation, and general patient care areas. We are committed to providing the highest quality of equipment to our customers, and we do so through the use of our comprehensive QMS which is based on the quality standards recognized worldwide for medical devices: 21 CFR 820 and ISO 13485:2016. This commitment ensures that customers have access to patient-ready equipment with the confidence of knowing it has been prepared and maintained to the highest industry standard for optimal patient safety and outcomes. Revenue attributable to such customers for the three months ended March 31, 2024 and 2023 represented 39% and 40% of our total revenue, respectively.
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
RESULTS OF OPERATIONS
The following discussion addresses:
•our financial condition as of March 31, 2024; and
•the results of operations for the three-month periods ended March 31, 2024 and 2023.
This discussion should be read in conjunction with the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Management’s Discussion and Analysis of Financial Condition and Results of Operations sections included in our 2023 Form 10-K Report.

The following table provides our results of operations for the periods indicated:

	Three Months Ended March 31,				Change
(in thousands)	2024		2023		$	%
Consolidated Statement of Operations		% of Total Revenue		% of Total Revenue
Revenue	$302,751	100.0%	$299,904	100.0%	$2,847	0.9%
Cost of revenue	203,542	67.2	190,530	63.5	13,012	6.8
Gross margin	99,209	32.8	109,374	36.5	(10,165)	(9.3)
Selling, general and administrative expense	84,025	27.8	88,837	29.6	(4,812)	(5.4)
Operating income	15,184	5.0	20,537	6.9	(5,353)	(26.1)
Interest expense	22,918	7.6	15,831	5.3	7,087	44.8
Income (loss) before income taxes and noncontrolling interest	(7,734)	(2.6)	4,706	1.6	(12,440)	N/A
Income tax expense (benefit)	(1,218)	(0.4)	1,656	0.6	(2,874)	N/A
Consolidated net income (loss)	$(6,516)	(2.2)%	$3,050	1.0%	$(9,566)	N/A
Revenue
The following table presents revenue by service solution for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023	% of Total Revenue
Equipment Solutions	$116,692	$120,866	(3.5)%
Clinical Engineering	125,164	113,475	10.3
Onsite Managed Services	60,895	65,563	(7.1)
Total revenue	$302,751	$299,904	0.9%
Total revenue for the three months ended March 31, 2024 was $302.8 million, compared to $299.9 million for the three months ended March 31, 2023, an increase of $2.8 million or 0.9%. Equipment Solutions revenue decreased 3.5% primarily driven by lower capital sales partially offset by an increase in bed rentals. Clinical Engineering revenue increased 10.3% primarily due to new customer growth, timing of certain time and materials work, and scope of the renewed government contract. Finally, Onsite Managed Services revenue decreased 7.1% primarily as a result of renewal pricing and scope of the government contract.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2024 was $203.5 million compared to $190.5 million for the three months ended March 31, 2023, an increase of $13.0 million or 6.8%. On a percentage of revenue basis, cost of revenue increased from 63.5% of revenue in 2023 to 67.2% in 2024. The increase as a percentage of revenue was primarily driven by a combination of price erosion, cost increases, and a mix shift within the business to higher cost solutions.
Gross Margin
Gross margin for the three months ended March 31, 2024 was $99.2 million, or 32.8% of revenue, compared to $109.4 million, or 36.5% of revenue, for the three months ended March 31, 2023, a decrease of $10.2 million or 9.3%. The decrease in gross margin as a percentage of revenue was primarily driven by a combination of price erosion, cost increases, and a mix shift within the business to lower margin solutions.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $4.8 million, or 5.4%, to $84.0 million for the three months ended March 31, 2024, as compared to the same period of 2023. Selling, general and administrative expense as a percentage of revenue was 27.8% and 29.6% for the three months ended March 31, 2024 and 2023, respectively. The decrease of $4.8 million was primarily driven by the reduction in intangible amortization and recoveries of bad debt.
Interest Expense
Interest expense increased $7.1 million to $22.9 million for the three months ended March 31, 2024 as compared to the same period of 2023 primarily due to the increase in interest rates.
Income Taxes
Income taxes were a benefit of $1.2 million and an expense of $1.7 million for the three months ended March 31, 2024 and 2023, respectively. The income tax benefit for the three months ended March 31, 2024 is primarily attributable to the tax-effect of pre-tax loss from operations less addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and a windfall deficit from exercised stock options. The income tax expense for the three months ended March 31, 2024 and 2023 was primarily due to the tax-effect of pre-tax income from operations plus addbacks for non-deductible expenses related to executive compensation disallowed under Internal Revenue Code Section 162(m) and windfall benefits received from exercised stock options.
Consolidated Net Income (Loss)
Consolidated net loss was $6.5 million for the three months ended March 31, 2024. Consolidated net income was $3.1 million for the three months ended March 31, 2023. The decrease in net income was impacted primarily due to the lower gross margins and higher interest expense.
Adjusted EBITDA
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) was $62.1 million and $72.0 million for the three months ended March 31, 2024 and 2023, respectively. Adjusted EBITDA for the three months ended March 31, 2024 was lower than in 2023 primarily due to the lower gross margins.
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

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income attributable to Agiliti, Inc. and Subsidiaries	$(6,607)	$3,013
Interest expense	22,918	15,831
Income tax expense	(1,218)	1,656
Depreciation and amortization	40,858	42,106
EBITDA	55,951	62,606
Non-cash share-based compensation expense	4,238	6,889
Management and other expenses (1)	1,315	961
Transaction costs (2)	364	1,512
Tax receivable agreement remeasurement	267	—
Adjusted EBITDA	$62,135	$71,968
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
LIQUIDITY AND CAPITAL RESOURCES
Our principal sources of liquidity are expected to be cash flows from operating activities and borrowings under our Revolving Credit Facility and Accounts Receivable Securitization Facility ("AR Facility"). Availability under our Revolving Credit Facility and AR Facility is $284.9 million and $150.0 million, respectively, as of March 31, 2024. Our principal uses of liquidity will be to fund capital expenditures related to purchases of medical equipment, provide working capital, meet debt service requirements and finance our strategic plans.
We believe our existing balances of cash and cash equivalents, our currently anticipated operating cash flows, and availability under our Revolving Credit Facility and AR Facility will be sufficient to meet our cash needs arising in the ordinary course of business for the next twelve months. If new financing is necessary, there can be no assurance that any such financing would be available on commercially acceptable terms, or at all. To date, we have not experienced difficulty accessing the credit market; however, future volatility in the credit market may increase costs associated with issuing debt instruments or affect our ability to access those markets. In addition, it is possible that our ability to access the credit market could be limited at a time when we would like, or need to do so, which could have an adverse impact on our ability to refinance debt and/or react to changing economic and business conditions.
Net cash provided by operating activities was $13.8 million and $54.9 million for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by operating activities decreased due to lower consolidated net income, the timing of accounts receivable collections, and an increase in inventory that will be sold in the second quarter.
Net cash used in investing activities was $17.8 million for the three months ended March 31, 2024 and 2023, respectively.
Net cash used in financing activities was $10.7 million and $28.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in net cash used in financing activities was primarily due to the lower payment on the tax receivable agreement.
RECENT ACCOUNTING PRONOUNCEMENT
See "Note 2 – Recent Accounting Pronouncements", to the consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2024, we did not have any unconsolidated SPEs.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate”, “estimate”, “expect”, “project”, “plan”, “intend”, “believe”, “may”, “will”, “should”, “can have”, “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•the outcome of any legal proceedings that may be instituted following announcement or completion of the Merger;
•our ability to implement our business strategy following completion of the Merger;
•potential adverse reactions or changes to business relationships, including with customers, competitors, suppliers and employees resulting from completion of the Merger;
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
•our potential inability to attract and retain key personnel and employees following completion of the Merger;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risk arising from adverse changes in interest rates, fuel costs, and pension valuation. We do not enter into derivatives or other financial instruments for speculative purposes.
Interest Rates
We use both fixed and variable rate debt as sources of financing. To manage variable interest rate risk, we entered into a two-year interest rate swap agreement on April 17, 2023 for a notional amount of $500.0 million. As a result, we expect the effective interest rate on $500.0 million of our total debt outstanding before netting with deferred financing costs and unamortized debt discount to be 4.0685%, plus the Applicable Margin, through July 2025. As of March 31, 2024, we had approximately $1,105.8 million of total debt outstanding before netting with deferred financing costs and unamortized debt discount, of which $569.6 million was bearing interest at variable rates. Based on variable debt levels as of March 31, 2024, a 1.0 percentage point change in interest rates on variable rate debt would have resulted in annual interest expense increasing by approximately $5.7 million.
Fuel Costs
We are exposed to market risks related to changes in the price of gasoline used to fuel our fleet of delivery and sales vehicles. A hypothetical 10% increase in the first three months of 2024 average price of unleaded gasoline, assuming gasoline usage levels for the three months ended March 31, 2024, would lead to an increase in fuel costs of approximately $0.2 million.
Pension
Our pension plan assets, which were approximately $22.6 million as of December 31, 2023, are subject to volatility that can be caused by fluctuations in general economic conditions. Continued market volatility and disruption could cause declines in asset values, and if this occurs, we may need to make additional pension plan contributions and our pension expense in future years may increase. A hypothetical 10% decrease in the fair value of plan assets as of December 31, 2023 would lead to a decrease in the funded status of the plan of approximately $2.3 million.
Other Market Risk
As of March 31, 2024, we have no other material exposure to market risk.
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2024, we performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Agiliti, Inc.’s disclosure controls and procedures and concluded that, due to the existence of material weaknesses in internal control over financial reporting described below, and based on the evaluation of these disclosure controls and procedures, the Company’s disclosure controls and procedures were not effective as of March 31, 2024.
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
Management, including our Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") the Internal Control - Integrated Framework (2013). Based on its evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024, due to the material weaknesses caused by an insufficient number of trained resources with expertise in the design and implementation of controls to address identified risk related to IT systems and certain process-level controls, as follows:
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
Historical Remediation Activities
As previously disclosed in Item 9A. of our Annual Report for the fiscal year ended December 31, 2023, management identified material weaknesses in internal control over financial reporting due to insufficient trained resources with expertise in implementation and operation of internal controls. These material weaknesses included ineffective identification of risks and related responses, ineffective control activities related to the design and operation of process level controls, and ineffective ITCGs across all financial reporting systems.
While we believe that we have taken meaningful steps to improve our internal controls over financial reporting related to the previously reported material weaknesses, full remediation was not realized as of March 31, 2024.
The Company has performed the following remediation activities:

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
Changes in Internal Controls Over Financial Reporting
Except for the steps taken as part of the remediation activities described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time we are a party to various legal proceedings incidental to the conduct of our business. The results of legal proceedings are inherently unpredictable and uncertain. We are not presently party to any legal proceedings that we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels. We periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels for the proceedings and claims described in the notes to our condensed consolidated financial statements could change in the future.
Regardless of the outcome, legal proceedings have the potential to have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
We received demand letters ("220 Demands") from twelve purported stockholders of the Company ("220 Stockholders") pursuant to Section 220 of the Delaware General Corporation Law ("Section 220"), seeking to inspect books and records of the Company relating to, among other things, the Merger. Three of the 220 Stockholders, Charles Hennig, Derrick Lescord, and Thomas Nighsonger, filed complaints seeking to compel inspection of the Company's books and records pursuant to Section 220 in the Delaware Court of Chancery, on March 28, 2024, April 22, 2024, and April 30, 2024, respectively. Additionally, the Company has received demand letters ("Disclosure Demands") from two purported stockholders of the Company ("Disclosure Stockholders"), which generally demand the disclosure of certain additional information that was allegedly omitted from the Schedule 14C filed in connection with the Merger ("Information Statement"). See the additional information in "Note 8 – Commitments and Contingencies", to the consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our 2023 Form 10-K Report under Part I, Item 1A for the three months ended March 31, 2024, except as noted below:
Litigation against us, THL, or the members of their respective boards, could result in the payment of damages following completion of the Merger.
We have received the 220 Demands from the 220 Stockholders pursuant to Section 220, seeking to inspect books and records of the Company relating to, among other things, the Merger. Three of the 220 Stockholders, Charles Hennig, Derrick Lescord, and Thomas Nighsonger, filed complaints seeking to compel inspection of our books and records pursuant to Section 220 in the Delaware Court of Chancery, on March 28, 2024, April 22, 2024, and April 30, 2024, respectively. Additionally, we have received the Disclosure Demands from the Disclosure Stockholders, which generally demand the disclosure of certain additional information that was allegedly omitted from the Information Statement. As of the date hereof, no other demands have been made and no other complaints have been filed, but it is possible that additional demands may be made and/or that additional complaints may be filed pursuant to Section 220 and/or that complaints may be filed by our stockholders challenging the Merger. The outcome of any such demands and complaints and any litigation ensuing from such demands and complaints cannot be assured, including the amount of fees and costs associated with defending these claims or any other liabilities that may be incurred in connection therewith. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert our attention and resources from the Merger and ongoing business activities, which could adversely affect our operations.
Uncertainty about the Merger may adversely affect the relationships between us and our customers, vendors and employees.
In response to the announcement of the Merger, existing or prospective customers, vendors and other third party relationships of ours may delay, defer or cease providing goods or services, delay or defer other decisions concerning us, refuse to extend credit to us, or otherwise seek to change the terms on which they do business with us. Any such delays or changes to terms could materially harm our business.
In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their roles within the Company. These uncertainties may impair our ability to retain, recruit or motivate key management and technical, manufacturing, and other personnel. If we are unable to retain key employees, we could face the loss of institutional knowledge and skill sets and other operational, financial and strategic disruptions, which may diminish the anticipated benefits of the Merger. No assurance can be given that following the Merger, we will be able to retain or attract management personnel and other key employees to the same extent that we have previously been able to retain or attract our employees.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The following table shows information with respect to purchases of our Common Stock made during the three months ended March 31, 2024 by us or any of our “affiliated purchasers” as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End (in thousands) (1)
January 1-31	—	$—	—	$46,247
February 1-29	—	—	—	46,247
March 1-31	—	—	—	46,247
Total	—	$—	—	$46,247
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
Item 5. Other Information
Rule 10b5-1 Trading Plans
On February 27, 2024, Thomas J. Leonard, a member of our Board of Directors and our Chief Executive Officer, terminated two pre-arranged trading plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each a “Rule 10b5-1 trading plan”) initially adopted on December 11, 2023 and August 25, 2023, respectively. As a result, Mr. Leonard no longer has active Rule 10b5-1 trading plans.
Other than as disclosed above, none of our directors or officers adopted, modified or terminated Rule 10b5-1 trading plans or non-Rule 10b5-1 trading arrangements (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2024.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of February 26, 2024, by and among Agiliti, Inc., Apex Intermediate Holdco, Inc., and Apex Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 26, 2024).

3.1	Third Amended and Restated Certificate of Incorporation of Agiliti, Inc., dated as of May 7, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 7, 2024).

3.2	Fourth Amended and Restated Bylaws of Agiliti, Inc., dated as of May 7, 2024 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 7, 2024).

10.1
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
Date: May 7, 2024

Agiliti, Inc.

By	/s/ Thomas J. Leonard
Thomas J. Leonard
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By	/s/ James B. Pekarek
James B. Pekarek
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)